Form 10QSB
period 2000-08-31
E STAR HOLDINGS INC
filed 2000-11-13
CIK 1111572

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ________________


                         COMMISSION FILE NUMBER 0-31217


                              E-STAR HOLDINGS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 NEVADA                                           06-1574303
    (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

             165 EAB PLAZA
         WEST TOWER, 6TH FLOOR
          UNIONDALE, NEW YORK                                       11566
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (516) 522-2725
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___. Not applicable. This is the first such report being filed.


The number of shares outstanding of the issuer's common stock is 4,871,000 (as of September 30, 2000)

                            ORTEC INTERNATIONAL, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED AUGUST 31, 2000


                              ITEMS IN FORM 10-QSB


                                                                            Page
                                                                            ----
Facing page

Part I

         Item 1.  Financial Statements                                         1

         Item 2.  Plan of Operation                                            6


Part II

         Item 1.  Legal Proceedings                                         None

         Item 2.  Changes in Securities and Use of Proceeds                    8

         Item 3.  Defaults Upon Senior Securities                           None

         Item 4.  Submission of Matters to a Vote of Security Holders       None

         Item 5.  Other Information                                         None

         Item 6.  Exhibits and Reports on Form 8-K                             9

Signatures                                                                     9

                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES

                        (a development stage enterprise)
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                     August 31,                February 29,
                                                                                        2000                       2000
                                                                                    (Unaudited)                  Audited
                                                                                    -----------                  -------

Current assets:
      Cash and cash equivalents                                                      $  398,704                $ 1,041,095
      Accounts receivable                                                                71,391                      6,787
      Deposits                                                                          127,500                    177,500
      Inventory                                                                          53,602                          -
      Prepaid expenses                                                                   37,900                      6,302
                                                                                     ----------                -----------
          Total current assets                                                          689,097                  1,231,684

Property and equipment, net                                                           6,185,697                    209,357
Security deposits                                                                        66,035                     12,705
Software development, net                                                               109,220                          -
                                                                                     ----------                -----------
           Total assets                                                              $7,050,049                $ 1,453,746
                                                                                     ==========                ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Loans payable - stockholders                                                 $  705,645                $   485,104
        Accounts payable                                                                511,480                     16,186
        Accrued liabilities                                                             191,349                    106,000
       Deferred revenue                                                                 132,379                          -
                                                                                     ----------                -----------
           Total current liabilities                                                  1,540,853                    607,290
                                                                                     ----------                -----------

        Long term notes payable                                                       6,082,300                          -
                                                                                     ----------                -----------
           Total liabilities                                                          7,623,153                    607,290
                                                                                     ----------                -----------

Minority interest in consolidated subsidiary                                              -

Stockholders' equity
Common stock, par value $0.001; 100,000,000 shares
authorized ; 4,871,000 and 4,860,000 shares outstanding                                   4,871                      4,860
respectively
Additional paid-in capital                                                              982,519                  1,060,085
Accumulated deficit                                                                  (1,560,494)                  (218,489)
                                                                                     ----------                -----------
           Total stockholders' equity (deficit)                                        (573,104)                   846,456
                                                                                     ----------                -----------
           Total liabilities and stockholders' equity                                $7,050,049                $ 1,453,746
                                                                                     ==========                ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES

                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)



                                                                                                            Accumulated
                                                                                        Three               Income and
                                                           Six Months                   Months             Expenses from
                                                              Ended                     Ended              inception to
                                                           August 31,                 August 31,             August 31,
                                                              2000                      2000                   2000
                                                       ------------------         ------------------   --------------------
Revenues                                                     $ 2,938,385                 $2,818,133            $ 2,979,472
Membership income                                                 12,035                     12,035                 12,035
                                                       ------------------         ------------------   --------------------
    total income                                               2,950,420                  2,830,168              2,991,507
                                                       ------------------         ------------------   --------------------

Cost of sales                                                  2,413,862                  2,413,862              2,413,862

Salaries, benefits and consulting fees                           870,932                    703,072                918,059
Rent                                                              87,680                     74,564                 98,155
Professional fees                                                 36,467                     38,817                 43,917
Depreciation and amortization                                     85,016                     69,599                 86,048
Research and development                                         110,384                     41,750                110,384
Other costs and expenses                                         570,432                    425,881                759,641
                                                       ------------------         ------------------   --------------------
     Total expenses                                            4,174,773                  3,767,545              4,430,066
                                                       ------------------         ------------------   --------------------
     Loss before interest expense                             (1,224,353)                  (937,377)            (1,438,559)

Interest expense                                                 117,652                    104,632                121,935
                                                       ------------------         ------------------   --------------------

                                                       ------------------         ------------------   --------------------
Net loss                                                      (1,342,005)                (1,042,009)            (1,560,494)
                                                       ==================         ==================   ====================



Basic and diluted net loss per common share                  $     (0.28)                $    (0.21)
                                                       ==================         ==================
Weighted average shares used in basic and  diluted             4,871,000                  4,871,000
   net loss per share calculation


  The accompanying notes are an integral part of these consolidated financial statements.

                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES

                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                                                 August 1, 1999
                                                                      Six Months                 Inception Date
                                                                         Ended                         to
                                                                    August 31, 2000             August 31, 2000
                                                                 ----------------------     -----------------------
OPERATING ACTIVITIES
Net loss                                                                  $ (1,342,005)               $ (1,560,494)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                              85,016                      86,048
     Stock based compensation                                                   66,000                     126,000

Changes in operating assets and liabilities
     Accounts receivable                                                       (64,604)                    (71,391)
     Prepaid expenses                                                          (31,598)                    (37,900)
     Other assets                                                             (106,932)                   (119,637)
     Accounts payable                                                          495,294                     511,480
     Accrued expenses                                                           85,349                     191,349
     Deferred revenue                                                          132,379                     132,379
                                                                 ----------------------     -----------------------
          Cash used in operating activities                                   (681,101)                   (742,166)
                                                                 ----------------------     -----------------------

INVESTING ACTIVITIES
Purchase of Software                                                          (109,220)                   (109,220)
Deposits on leaseholds                                                          50,000                    (127,500)
Purchase of Property and equipment                                          (6,061,356)                 (6,271,745)
                                                                 ----------------------     -----------------------
     Cash used in investing activities                                      (6,120,576)                 (6,508,465)
                                                                 ----------------------     -----------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                                   (143,555)                    861,390
Proceeds from loans                                                          4,082,300                   4,082,300
Proceeds from loans payable - stockholders                                   2,220,541                   2,705,645
                                                                 ----------------------     -----------------------
          Cash provided by financing activities                              6,159,286                   7,649,335
                                                                 ----------------------     -----------------------

Net (decrease) in cash and cash equivalents                                   (642,391)                    398,704
Cash and cash equivalents at beginning of period                             1,041,095                           -
                                                                 ----------------------     -----------------------
Cash and cash equivalents at end of period                                $    398,704                $    398,704
                                                                 ======================     =======================



Supplemental Information:
     Interest payments                                                               -
     Income Tax payments                                                             -


  The accompanying notes are an integral part of these consolidated financial statements.

                      E-STAR HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                 AUGUST 31, 2000


1.      Basis of Presentation


The unaudited financial statements included in the Form 10Q-SB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q-SB and Item 310(b) of Regulation SB. The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the period presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

These interim statements should be read in conjunction with the audited February 29, 2000 consolidated financial statements and related notes thereto included in the Company's February 29, 2000 certified financial statements. The results of operations for the three months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

There are no comparative financial statements for August 31, 1999, since activities did not begin until August 1, 1999.


2.      Leasehold Acquisitions

The Company completed the purchase of two additional sites including land and building for $3,600,000. These acquisitions were financed by the assumption of $500,000 of existing debt and mortgages amounting to $3,000,000.

3.    Subsequent events

The Company completed the purchase of two additional sites including land and building for $1,025,000. The purchase was financed by existing loans and a mortgage, collateralized by the real estate.

On September 26, 2000 the Company completed an SB-2 filing to raise $1,500,000. To date the Company has received $110,000 net of expense.

ITEM 2.           PLAN OF OPERATION


         The proceeds that we will receive from the sale of the 250,000 registered shares we are currently offering without engaging an underwriter, assuming that all such 250,000 shares are sold, will be used only for our working capital and general corporate purposes, including payment of salaries. We believe that such proceeds will be sufficient for our working capital and general corporate expenses through June 30, 2001. We cannot now estimate whether such proceeds will be sufficient for such purposes after June 30, 2001, and if so for how long. We hope that by July 1, 2001 our income from the operation of our existing and to be opened car wash, gasoline and fast lube facilities will be sufficient to meet our operating expenses.

         During the twelve month period ending August 31, 2001 we plan to spend approximately $200,000 to continue to develop our management information system and the system which will operate our proposed computer based e-commerce. We will try to attract the customers at our car wash sites to use our proposed e-commerce business.

         We have acquired the seven sites on Long Island, NY, listed below at which we are operating or intend to operate car wash, gasoline sales and/or fast lube facilities.



                                                                                                             DATE OPERATIONS
                                                                                                              BEGAN OR ARE
       ADDRESS                   OWNED/LEASED            DATE ACQUIRED         EXPIRATION OF LEASE         PROJECTED TO BEGIN
Oceanside
210 Atlantic Avenue          Leased.  We have an       January 20, 2000       May 31, 2008.  We          Operations
Oceanside, NY 11572          option to purchase                               have five 5-year           commenced
                             this property.                                   options to extend this     November 11, 2000.
                                                                              lease to May 31, 2033.     Car wash and
             and                                                                                         gasoline.

222 Atlantic Avenue          Leased.  We have          May 1, 2000            October 31, 2004
Oceanside, NY 11572          entered into a
                             contract to purchase
                             this property.
Copiague
1191 Sunrise Highway         Leased                    March 30, 2000         February 1, 2020           Under renovation;
Copiague, NY 11726                                                                                       projected to open in
                                                                                                         January 2001.
                                                                                                         Car wash only.  Fast
                                                                                                         lube later.

                                                                                                             DATE OPERATIONS
                                                                                                              BEGAN OR ARE
       ADDRESS                   OWNED/LEASED            DATE ACQUIRED         EXPIRATION OF LEASE         PROJECTED TO BEGIN
Commack
1103 Jericho Turnpike        Leased.  We have an       April 4, 2000          March 2009                 Except for incidental
Commack, NY 11725            option to purchase                                                          revenues prior to July
                             this property.                                                              2000, full operations
                                                                                                         commenced in July
                                                                                                         2000.  Car wash and
                                                                                                         gasoline.  Fast lube
                                                                                                         later.
Sayville
4740-4750 Sunrise            Owned.                    June 16, 2000          N/A                        Operations
Highway                                                                                                  commenced in August
Sayville, NY 11782                                                                                       2000.  Car wash,
                                                                                                         gasoline and fast lube.
Port Jefferson
103 Texaco Avenue            Owned.                    July 14, 2000          N/A                        Under renovation;
Port Jefferson, NY                                                                                       projected to open in
11777                                                                                                    February 2001.  Car
                                                                                                         wash, gasoline and
                                                                                                         fast lube.
Centerreach
2495 Middle Country          Leased.                   September 29,          December, 2030             Operations
Road                                                   2000                                              commenced in
Centerreach, NY 11720                                                                                    November 2000.  Car
                                                                                                         wash only.
Freeport
199 Sunrise Highway          Owned                     October 12, 2000       N/A                        Under renovation;
Freeport, NY 11520                                                                                       projected to open in
                                                                                                         February 2001.  Car
                                                                                                         wash, gasoline and
                                                                                                         fast lube.



         Assuming that approximately $2,000,000 of the balance of $6,830,000 of the $11,500,000 that five of our founders have promised to lend us is received by us, we estimate that with the proceeds of such additional $2,000,000 we can acquire or build an additional two facilities. If we do not receive all or a portion of such additional loans we will try to secure other lenders or investors to provide us with loans or to purchase our common stock. We do not have any commitments from any other persons to make such loans to us or to purchase any shares of our common stock from us.

         As we acquire and complete construction of car wash and fast lube/gas station facilities we will also have to employ additional supervisory and executive personnel to operate the car wash and fast lube/gas station facilities. We estimate that we will need from ten to thirty employees at each of our facilities, depending on the size of the facility and whether the facility is a car wash only or is combined with a fast lube/gas station.

                                     PART II

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (f)(1) September 26, 2000 was the effective date of the first registration statement filed by us. The file number assigned by the Securities and Exchange Commission to such registration statement is 333-34790.

                  (2) Such offering commenced on October 1, 2000.

                  (3) Such offering has not been terminated.

                  (4) The securities we registered for sale in such offering is our common stock. We registered 350,000 shares of our common stock, 250,000 for sale by us and 100,000 for sale by one of our stockholders. The offering price is $6.00 per share, or an aggregate of $1,500,000 for the 250,000 shares offered by us and an aggregate of $600,000 for the shares offered by our selling stockholder. There is no underwriter in such offering.

                  (5) As of November 7, 2000 we sold 46,666 of the registered shares for an aggregate of $279,996. Our selling stockholder cannot sell any of its 100,000 registered shares in this offering until we have sold all of our 250,000 registered shares. We have not yet incurred any obligations to pay commissions or finders fees for sales of our shares in the offering. We estimate that total known expenses incurred by us in this offering aggregates approximately $170,000 as of November 7, 2000. None of such expenses were or will be paid, directly or indirectly, to any of our officers, directors or shareholders. Such expenses were paid or will be paid to our attorneys and accountants, for edgarization of our registration statement for filing with the Securities and Exchange Commission and for printing of the prospectus.

                  (6) Net proceeds to us as of November 7, 2000, after deducting such estimated expenses, will be only approximately $110,000. However, none of the proceeds we receive from the sale of additional shares in the offering will be used to pay such estimated expenses.

                  (7) We did not sell any shares in the offering in the quarter ended August 31, 2000, so that we did not spend any of the net proceeds received by us in that quarter.

          ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit No.          Description
               -----------          -----------
                 3.1                Articles of Incorporation (1)

                 3.2                By-Laws (1)

                27.1                Financial Data Schedule *

------------------------

*        Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790) and incorporated herein by reference.


(b)      Reports on Form 8-K

         We did not file any report on Form 8-K in the quarter ended August 31, 2000.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Registrant:

                                   E-STAR HOLDINGS, INC.

Date: November 10, 2000            By: /s/ Jeffrey Leader
                                       -----------------------------------------
                                           Jeffrey Leader
                                           Vice President and Chief Financial
                                             Officer
                                           Principal Financial Officer