Form 10QSB
period 2000-11-30
E STAR HOLDINGS INC
filed 2001-01-16
CIK 1111572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
        _________________.


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

                                 ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

                         -----------------------------

The number of shares outstanding of the issuer's common stock is 5,001,533 (as of January 11, 2001)


================================================================================

                              E-STAR HOLDINGS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED NOVEMBER 30, 2000


                              ITEMS IN FORM 10-QSB


                                                                 Page
                                                                 ----
Facing page
Part I
------
         Item 1.  Financial Statements.                           1

         Item 2.  Plan of Operation                               5

Part II
-------
         Item 1.  Legal Proceedings                            None

         Item 2.  Changes in Securities and Use
                  of Proceeds                                     7

         Item 3.  Defaults Upon Senior Securities              None

         Item 4.  Submission of Matters to
                  a Vote of Security Holders                   None

         Item 5.  Other Information                            None

         Item 6.  Exhibits and Reports on Form 8-K                8

Signatures

                    E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                    ------
                                                              November 30,       February 29,
                                                                2000                2000
                                                              (unaudited)         Audited
                                                             --------------    --------------
Current assets:

   Cash and cash equivalents                                 $     78,790      $   1,041,095
   Accounts receivable                                             96,047              6,787
   Deposits                                                        27,500            177,500
   Inventory                                                       53,939                  -
   Prepaid expenses                                                82,634              6,302
                                                             --------------    --------------
     Total current assets                                         338,910          1,231,884


Property and equipment, net                                     8,011,420            209,357
Security deposits                                                  66,030             12,705
Software development, net                                         166,951                  -
                                                             --------------    --------------
     Total assets                                            $  8,583,311      $   1,453,746
                                                             ==============    ==============



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current liabilities:
   Loans payable - stockholders                              $    705,645      $     485,104
   Accounts payable                                               611,636             16,186
   Accrued liabilities                                            217,551            106,000
   Deferred revenue                                               182,653                  -
                                                             --------------    --------------
     Total current liabilities                                  1,717,485            607,290
                                                             --------------    --------------


   Long term notes payable                                      7,419,657                  -
                                                             --------------    --------------
     Total liabilities                                          9,137,142            607,290
                                                             --------------    --------------


Minority interest in consolidated subsidiary



Stockholders' equity
Common stock par value $0.001; 100,000,000 shares
authorized : 4,978,433 and 4,860,000 shares outstanding             4,979              4,860
respectively
Additional paid-in capital                                      1,595,564          1,060,085
Accumulated deficit                                            (2,154,374)          (218,489)
                                                             --------------    --------------
     Total stockholders' equity (deficit)                        (553,831)           846,456
                                                             --------------    --------------
     Total liabilities and stockholders' equity              $  8,583,311      $   1,453,746
                                                             ==============    ==============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                               Accumulated
                                                                                            Three              Income and
                                                                     Nine Months            Months            Expenses from
                                                                       Ended                Ended              inception to
                                                                     November 30,         November 30          November 30,
                                                                        2000                2000                  2000
                                                               ---------------------  -----------------   ---------------------
Revenue                                                          $       5,395,595     $     2,457,210     $         5,436,682
Plan Sales                                                                  76,844              64,809                  76,844

                                                               ---------------------  -----------------   ---------------------
     Total income                                                        5,472,439           2,522,019               5,513,528
                                                               ---------------------  -----------------   ---------------------


Cost of sales                                                            4,562,785           2,148,923               4,562,785

Salaries, benefits and consulting fees                                   1,325,549             454,617               1,372,676
Rent                                                                       256,322             168,642                 266,797
Professional fees                                                           70,206              33,739                  77,656
Depreciation and amortization                                              122,685              37,669                 123,717
Research and development                                                   192,252              81,868                 192,252
Other costs and expenses                                                   637,030              86,598                 826,239
                                                               ---------------------  -----------------   ---------------------
     Total expenses                                                      7,166,829           2,992,056               7,422,122
                                                               ---------------------  -----------------   ---------------------
     Loss before interest expense                                       (1,694,390)           (470,037)             (1,908,596)


Interest expense                                                           241,495             123,843                 245,778
                                                               ---------------------  -----------------   ---------------------

                                                               ---------------------  -----------------   ---------------------
Net loss                                                                 (1,935,885)          (593,880)             (2,154,374)
                                                               =====================  =================   =====================



Basic and diluted net loss per common share                      $            (0.40)   $         (0.12)
                                                               =====================  =================
Weighted average shares used in basic and diluted                         4,877,661          4,877,661
  net loss per share calculation


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    E-STAR HOLDINGS INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)



                                                                               AUGUST 1, 1999
                                                            NINE MONTHS        INCEPTION DATE
                                                               ENDED                 TO
                                                         NOVEMBER 30, 2000    NOVEMBER 30, 2000
                                                        -------------------   ------------------
OPERATING ACTIVITIES

Net loss                                                $       (1,935,885)    $     (2,154,374)
Adjustments to reconcile net loss to cash used in
  operating activities:
   Depreciation and amortization                                   122,685              123,717
   Stock based compensation                                         81,000              141,000


Changes in operating assets and liabilities
   Accounts receivable                                             (89,260)             (96,047)
   Prepaid expenses                                                (76,332)             (82,634)
   Other assets                                                   (107,264)            (119,637)
   Accounts payable                                                595,450              611,636
   Accrued expenses                                                111,551              217,551
   Deferred revenue                                                182,653              182,653
                                                        -------------------   ------------------
      Cash used in operating activities                         (1,115,402)          (1,176,135)
                                                        -------------------   ------------------


INVESTING ACTIVITIES
Purchase of Software                                              (166,951)            (166,951)
Deposits on leaseholds                                             150,000              (27,500)
Purchase of Property and equipment                              (7,924,748)          (8,135,137)
                                                        -------------------   ------------------
   Cash used in investing activities                            (7,941,699)          (8,329,588)
                                                        -------------------   ------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                        454,598            1,459,211
Proceeds from loans                                              7,640,198            8,125,302
                                                        -------------------   ------------------
      Cash provided by financing activities                      8,094,796            9,584,513
                                                        -------------------   ------------------


Net (decrease) in cash and cash equivalents                       (962,305)              78,790
Cash and cash equivalents at beginning of period                 1,041,095                    -
                                                        -------------------   ------------------
Cash and cash equivalents at end of period              $           78,790    $          78,790
                                                        ===================   ==================



Supplemental information:
   Interest payments                                                     -
   Income Tax payments                                                   -







             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     E-STAR HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED
                               NOVEMBER 30, 2000

1.   Basis of Presentation

The unaudited financial statements included in the Form 10Q-SB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q-SB and Item 310(b) of Regulation SB. The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

These interim statements should be read in conjunction with the audited
February 29, 2000 consolidated financial statements and related notes thereto included in the Company's February 29, 2000 certified financial statements. The results of operations for the nine months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

There are no comparative financial statements for November 30, 1999, there were limited activities in a subsidiary for this period.

2.   Leasehold Acquisitions

The Company completed the purchase of two additional sites including land and building for $1,400,000. These acquisitions were financed by the assumption of $720,000 of existing debt.

Item 2.         Plan of Operation

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

        This Quarterly Report on Form 10-QSB contains certain forward looking statements and information relating to E-Star that are based on the beliefs of management, as well as assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," "expect," and "hope," and similar expressions, as they relate to E-Star, are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this discussion and elsewhere in this Quarterly Report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward looking statements.

General

        As of January 11, 2001 we have sold 127,833 of the 250,000 registered shares we are currently offering. Assuming that the remaining 122,167 of such 250,000 shares are sold, we will use the proceeds from those sales only for our working capital and general corporate purposes, including payment of salaries. We believe that such proceeds will be sufficient for our working capital and general corporate expenses through June 30, 2001. We cannot now estimate whether such proceeds will be sufficient for such purposes after June 30, 2001, and if so for how long. We hope that by July 1, 2001 our income from the operation of our existing and to be opened car wash, gasoline and fast lube facilities will be sufficient to meet our operating expenses.

        During the twelve month period ending November 30, 2001 we plan to spend approximately $180,000 to continue to develop our management information system and the system which will operate our proposed computer based e-commerce. We will try to attract the customers at our car wash sites to use our proposed e-commerce business..

        We have acquired the seven sites on Long Island, NY, listed below at which we are operating or intend to operate car wash, gasoline sales and/or fast lube facilities.

                                                                                                      DATE OPERATIONS BEGAN
                                                                                                       OR ARE PROJECTED TO
          ADDRESS                  OWNED/LEASED          DATE ACQUIRED       EXPIRATION OF LEASE              BEGIN
Oceanside
---------
210 Atlantic Avenue           Leased.  We have an     January 20, 2000     May 31, 2008.  We have    Operations commenced
Oceanside, NY 11572           option to purchase                           five 5-year options to    November 11, 2000. Car
                              this property.                               extend this lease to      wash only.  Gasoline
                                                                           May 31, 2033.             sales to commence by
             and                                                                                     February 8, 2001.

222 Atlantic Avenue           Leased.  We have        May 1, 2000          October 31, 2004
Oceanside, NY 11572           entered into a
                              contract to purchase
                              this property.


Copiague
--------
1191 Sunrise Highway          Leased                  March 30, 2000       February 1, 2020          Under renovation;
Copiague, NY 11726                                                                                   projected to open in
                                                                                                     January 2001.
                                                                                                     Car wash only.  Fast
                                                                                                     lube later.

Commack
-------
1103 Jericho Turnpike         Leased.  We have an     April 4, 2000        March 2009                Except for incidental
Commack, NY 11725             option to purchase                                                     revenues prior to July
                              this property.                                                         2000, full operations
                                                                                                     commenced in July
                                                                                                     2000.  Car wash and
                                                                                                     gasoline.  Fast lube
                                                                                                     later.

Sayville
--------
4740-4750 Sunrise Highway     Owned.                  June 16, 2000        N/A                       Operations commenced in
Sayville, NY 11782                                                                                   August 2000.  Car wash,
                                                                                                     gasoline and fast lube.


Port Jefferson
--------------
103 Texaco Avenue             Owned.                  July 14, 2000        N/A                       Under renovation;
Port Jefferson, NY 11777                                                                             projected to open
                                                                                                     April 2001.  Car wash
                                                                                                     gasoline and fast lube.


Centerreach
-----------
2495 Middle Country Road      Leased.                 September 29, 2000   December, 2030            Operations commenced in
Centerreach, NY 11720                                                                                November 2000.  Car
                                                                                                     wash only.

                                                                                                      DATE OPERATIONS BEGAN
                                                                                                       OR ARE PROJECTED TO
          ADDRESS                  OWNED/LEASED          DATE ACQUIRED       EXPIRATION OF LEASE              BEGIN
Freeport
--------
199 Sunrise Highway           Owned                   October 12, 2000     N/A                       Under renovation;
Freeport, NY 11520                                                                                   projected to open
                                                                                                     March 2001.  Car wash,
                                                                                                     gasoline and fast lube.



         Assuming that approximately $2,000,000 of the balance of $6,104,260 of the $11,500,000 that five of our founders have promised to lend us is received by us, we estimate that with the proceeds of such additional $2,000,000 we can acquire or build an additional two facilities. In addition, we have received from a bank in Chicago an outline under which the bank would consider proceeding with a first mortgage line of credit facility of up to $5,000,000 to enable us to purchase the real estate and facilities for car washes, gas stations and lube centers on Long Island. If we do not receive all or a portion of such additional loans from our founders, or loans from that bank under the proposed credit facility, we will try to secure other lenders or investors to provide us with loans or to purchase our common stock. We do not have any commitments from any other persons to make such loans to us or to purchase any shares of our common stock from us.

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

        (5) While there is no managing underwriter in such offering, we have retained Basic Investors, Inc. of Melville, NY, as a selected dealer to sell up to 100,000 of the shares offered by us. We have agreed to pay Basic Investors a commission of 10% of all funds received by us from sales made by it.

        (6) As of January 11, 2001 we sold 127,833 of the registered shares for an aggregate of $766,998. Our selling stockholder cannot sell any of its 100,000 registered shares in this offering until we have sold all of our 250,000 registered shares. Of such sales of 127,833 shares, 2700 shares were sold for us by Basic Investors for an aggregate of $16,200 for which we paid Basic Investors a commission of $1,620. Of such 127,833 shares, 104,933 shares were sold in the quarter ended November 30, 2000, for an aggregate of $629,598. None of the 104,933 shares sold by us in the quarter ended November 30, 2000, were sold through Basic Investors. We incurred no obligations to pay commissions or finders fees for such sales in the November 30, 2000 quarter. We estimate that total known expenses incurred by us in this offering, other than commissions to Basic Investors, aggregates approximately $175,000 as of January 11, 2001. None of such expenses were or will be paid, directly or indirectly, to any of our officers, directors or shareholders. Such expenses were paid or will be paid to our attorneys and accountants, for edgarization of our registration statement for filing with the Securities and Exchange Commission, for printing of the prospectus and $5,000 for legal fees and filing expenses incurred by Basic Investors in connection with this offering.

        (7) Net proceeds to us from our sale of such 104,933 shares through November 30, 2000, after deducting such estimated expenses of $175,000, was approximately $454,600. However, none of the proceeds we received and will receive from the sale of additional shares in the offering after November 30, 2000, will be used to pay such estimated expenses.

        (8) The net proceeds of $454,600 we received in the quarter ended November 30, 2000 from the sale of our registered shares were used for our working capital and general corporate purposes.

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit No.     Description
        -----------     -----------
          3.1           Articles of Incorporation (1)

                 3.2              By-Laws (1)

------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790) and incorporated herein by reference.


(b)     Reports on Form 8-K

        We did not file any report on Form 8-K in the quarter ended November 30, 2000.


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                 Registrant:

                                                 E-STAR HOLDINGS, INC.



Date: January 16, 2001                          By: /s/ Jeffrey Leader
                                                    ----------------------------
                                                     Jeffrey Leader
                                                     Vice President