Form 10KSB
period 2001-02-28
E STAR HOLDINGS INC
filed 2001-06-13
CIK 1111572

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                  -------------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM  ________________ TO _________________

                         Commission file number 0-31217

                              E-STAR HOLDINGS, INC.
               (Exact name of issuer as specified in its charter)


             NEVADA                                              06-1574303
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         165 EAB PLAZA
     WEST TOWER, 6TH FLOOR
         UNIONDALE, NY
(Address of principal executive                                    11566
            offices)                                            (Zip Code)


Registrant's telephone number, including area code:         (516) 522-2725
                                                           ----------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                            -------------------------
    Registrant's revenues for its most recent fiscal year was $7,747,521
                            -------------------------

The number of shares outstanding of the Registrant's common stock is 5,125,000 (as of 6/7/01). There is not yet any trading market for the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE - None

================================================================================

                              E-STAR HOLDINGS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED FEBRUARY 28, 2001

                              ITEMS IN FORM 10-KSB

Facing page                                                             PAGE

PART I

Item 1.  Business .............................................................1

Item 2.  Properties............................................................1

Item 3.  Legal Proceedings ....................................................7

Item 4.  Submission of Matters to
                  a Vote of Security Holders .............................. NONE

PART II
Item 5.  Market for the Common Equity
                  and Related Stockholder Matters..............................7

Item 6.  Management's Discussion and Analysis................................. 9

Item 7.  Financial Statements.................................................12

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure....................NONE

PART III
Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act..................................................12

Item 10. Executive Compensation...............................................15

Item 11. Security Ownership of Certain Beneficial
         Owners and Management................................................15

Item 12. Certain Relationships and Related Transactions.......................17

Item 13. Exhibits and Reports on Form 8-K.....................................20

Signatures....................................................................21

Financial Statements.........................................................F-1

                                     PART I

ITEMS 1 AND 2     BUSINESS AND PROPERTY


         We presently operate six car wash facilities, at four of which we also operate gas stations. At one of those four we also operate a fast lube and oil change facility. These six facilities are all located on Long Island, New York, and operate under the name "All Star." These are our six car wash/gas stations.



           ADDRESS                  OWNED/LEASED            DATE ACQUIRED         EXPIRATION OF LEASE     PRODUCTS AND SERVICES
           -------                  ------------            -------------         -------------------     ---------------------



OCEANSIDE
---------
210 Atlantic Avenue            Leased.  We have an          January 20, 2000    May 31, 2008.  We have     Car wash, gasoline
Oceanside, NY 11572            option to purchase                               five 5-year options to     and jewelry.
                               this property.                                   extend this lease to May
COPIAGUE                                                                        31, 2033.
--------
1191 Sunrise Highway           Leased                       March 30, 2000      February 1, 2020          Car wash and jewelry.
Copiague, NY 11726


COMMACK
-------
1103 Jericho Turnpike          Leased.  We have an          April 4, 2000       March 2009                Car wash, gasoline
Commack, NY 11725              option to purchase                                                         and jewelry.
                               this property.


SAYVILLE
--------
4740-4750 Sunrise Highway      Owned.                       June 16, 2000       N/A                       Car wash, gasoline,
Sayville, NY 11782                                                                                        fast lube, convenience
                                                                                                          store and jewelry.


CENTEREACH
----------
2495 Middle Country Road       Leased.                      September 29, 2000  December, 2030            Car wash only.
Centereach, NY 11720

FREEPORT
--------
199 Sunrise Highway            Owned.                       October 12, 2000    N/A                       Car wash, gasoline
Freeport, NY 11598                                                                                        and jewelry.


         We also own a car wash facility in Port Jefferson, which is also on Long Island. We have leased the Port Jefferson facility to a third party who is not affiliated with us or with any of our directors or executive officers. The lease is for 22 years, at an initial triple net rental of $ 38,400 per annum, increasing by 5% each year. In such lease transaction we will receive an additional $150,000 in total in monthly payments over two years, which we will treat as additional rent in that two year period. The lessee is using our "All Star" name for the facility. The Port Jefferson facility began operations in June 2001. We intend in the future to lease or sell some or all of our car wash/gas station facilities to third parties who are not affiliated with us, our directors or executive officers, if we deem the terms of such transaction beneficial to our company. To the extent that our financial resources permit, we will continue acquiring, building and/or renovating new car wash/gas station facilities, with a view to selling and leasing such facilities to third parties. Our goal is to have such purchasers and lessees and other independently owned car washes and gas stations operate under our "All Star" name.

         We promote sales at our car wash and gasoline station facilities through our "World's Best Membership.com" programs and by utilizing endorsements from well known former athletes.

         MEMBERSHIP PROGRAMS. We have membership plans for car wash, gasoline and jewelry sales. To participate in any membership plan a prospective member has to pay a $49 annual fee. The inducement for a prospective member to join our membership plan buying clubs is to purchase our products and services below prevailing market prices. We rely on fees paid by members for the plans described below to make up for all or most of such reductions in prices. The following are the membership plans we now offer.


   PRICE PER CAR
(OR 2 CARS) PER YEAR    SERVICE OR PRODUCT                              MEMBERSHIP BENEFITS
--------------------    ------------------                              -------------------

        $ 99              Car Wash                Unlimited number of exterior washes only

                          Car Wash                Unlimited number of car washes, plus machine wax finish and cleaning
       $ 299                                      of interiors

       $ 399              Car Wash                Same as the car wash service for $299 per year but covers two cars
    (for 2 cars)

                          Gasoline                Gasoline prices guaranteed to be at least 5(cent)per gallon below the market price.  Currently we sell gasoline to the members of this plan
        $ 50                                      at approximately 15(cent)per gallon below the market price.

                          Gasoline                Gasoline prices guaranteed to be at least 11(cent)per gallon below the market price.  Currently we sell gasoline to the members of this plan
       $ 225                                      at 35(cent)to 40(cent)per gallon below the market price.

        $ 25              Jewelry                 Sales at 15% above our cost (which includes our applicable overhead).


         These car wash and gasoline plans are not available for vehicles used for commercial purposes, such as taxicabs, car service and delivery vehicles. For commercial vehicles we have membership plans for both car wash and gasoline sales. For $199 yearly charge per commercial vehicle we offer for that vehicle an unlimited number of exterior washes and guaranty gas prices at 5(cent) per gallon below the market price. For $399 yearly charge per commercial vehicle, we offer that vehicle an unlimited number of car washes, plus a machine wax finish, cleaning of interiors, and guaranty gas prices at 5(cent) per gallon below the market price.

         Until now our Sayville facility is the only one that provides a fast lube and oil change service. Our fast lube and oil change service at Sayville is available to our members at a price reduced by $7.00 from the price we charge to the general public, but only for non commercial vehicles for which a membership has been secured.

         At all of our locations we also offer "detailing" services which include hand washing, machine waxing, carpet shampooing and upholstery cleaning, leather and vinyl interior dressing, deodorizing and engine cleaning. Detailing services are not now a significant source of revenue for us.

CONTROLS. We have developed our own proprietary management information system under the direction of Jason Levine, our vice president. We have created our own software for the retail ("point of sale" or POS) component of our system which, when the membership card is swiped through a cash register or computer at our car wash or gas station, enables our employee at the facility to see on a display screen the picture of the vehicle (with license plate) for which the price reduction and/or services are available, and whether the member is current in payment of the membership fees for that vehicle. Our POS system also provides our managers at our retail locations and our headquarters office information, on a real time basis, of the amount of gasoline being sold and cars washed at each facility separately for members and non members. We believe that so long as not more than 50% of the total amount of gasoline we sell is sold to members, the membership fees received by us will offset any loss from gasoline sales at discounted prices to members. If gasoline sales to members at discounted prices amount to 50% or more of total gasoline sales, we plan to reduce the discounts from market prices that we currently give members in steps until the discount from market price is not greater than the 5% or 11% (depending on the membership plan) we have guaranteed to our members.

         Our POS system also tracks all other types of products (jewelry and other) we sell and services (such as fast lube and oil change) we provide, separately computed for members and non members.

         Another component of our POS system enables us to visually (through video cameras at our retail locations) and audibly (through head sets each of our employees are required to wear) monitor all activities at any of our retail sites from any of our other retail sites or from our headquarters office or from any other location with access to the internet. All the information gathered by our POS system is conveyed on a real time basis to our headquarters office.

         LICENSING AND FRANCHISING. In the future we hope to develop licensing and franchise programs for the use of our "All Star" name by independent car wash and gasoline stations owners. In addition to license fees we hope to be able to charge for use of our name, we expect to retain the initial $49 paid by a member to participate in membership plans, and a portion of the fees paid by members to the independent facility owners for particular plans. We also intend to charge fees for such independent owners use of our proprietary management information system.

         ATHLETES' ENDORSEMENTS. We also try to promote sales at our car wash and gasoline station facilities by identifying each facility with a well known former professional athlete or a sports columnist. We have obtained endorsement agreements with Walt Frazier, Mookie Wilson, Marty Lyons, Greg Buttle, Bob Nystrom and Pete Vecsey. Walt Frazier, who is in the NBA Hall of Fame, played basketball for the New York Knicks. Mookie Wilson played baseball for and currently is a coach with the New York Mets. Marty Lyons and Greg Buttle played football for the New York Jets. The sports columnist is Pete Vecsey, a nationally syndicated columnist who writes for the New York Post. Walt Frazier is currently the color commentator for the televised New York Knick games. Greg Buttle and Marty Lyons do pre-game analysis and post game interviews for the New York Jets televised games. Marty Lyons also does interviews on Jets Journal, a television program in the New York area. Pete Vecsey is also a sports analyst on the televised NBA playoff games. Each of these former athletes' and Pete Vecsey's names are used to promote one or more car wash locations, as well as the entire All Star chain. To further these sports entertainment efforts, we have retained Greg Buttle, who is currently president of the Unique Sports & Entertainment Marketing, Inc., of East Meadow, New York, as a consultant and our vice president for sports and entertainment marketing.

         The agreements we have entered into with each sport's celebrity provide that we can use the celebrity's name to promote sales at three car wash locations for a period of five years. We have paid or will pay the celebrity a $10,000 fee and will issue him 10,000 shares of our common stock. Such cash fee and stock issuance is for each location at which we will use the celebrity's name. The 10,000 shares will be issued 5,000 if and when such shares have been registered under the Securities Act of 1933 and the remaining 5,000 shares on the anniversary of the use of the celebrity's name at a location for which the shares are issued. One year after the issuance of shares to a celebrity, the celebrity may, for a period of 30 days, if he can't sell such shares in the public securities markets for a price of $6.00 or more per share, compel us to purchase such shares for $6.00 each. Such celebrity will at our option, make not less than five personal appearances at each car wash site featuring his name each year. We will pay the celebrity $1,000 plus his or her travel expenses for each appearance.

         COMPUTER STATIONS AND DISPLAY ADVERTISING. We have installed computers in each of our car wash stations in the areas where the customers wait while their car is being washed. We intend to make this waiting time both entertaining for the customer and profitable for us, by encouraging our customers to access our computer in the car wash facility. To use a computer the customer will be asked to provide us with his name, address and other information we may request, which will become part of our customer data base. When such information is provided the customer will be given a code name. Using such code the customer will be able to access our own internet site, HaggleHouse.com. While we cannot be certain that a car wash customer will utilize the 12 to 15 minutes while his car is being washed to use a computer at that car wash facility, we believe that the customer will use our computer because he will probably have nothing else to do while he waits for his car.

         We hope to generate revenues from the use of our computers in the following ways:

                  -- from advertising that will be displayed on our computers when they are not used and on our HaggleHouse website;


                  -- fees paid to us by e-commerce merchants for directing our customers to their websites. For example, if an e-commerce company selling automobile insurance pays us the fee we request, we will refer any customer who wants to research automobile insurance to that company's website providing information about the automobile insurance it sells;

                  -- fees paid us by one or more persons for displaying their names, advertising messages and merchandise on display panels in the cubicle in which our computer is located or elsewhere in the facility's indoor waiting area, and

                  -- fees paid to us by persons who sell merchandise or services on our HaggleHouse.com open marketplace.

         Our customer will also be able to access our website from his home or from other computers and, using the code name we provided him, complete any transaction he is interested in from such other computer.

         After being provided a code name our customer can either access our HaggleHouse.com website, or just view the products and services for sale on our computer. If our customer wants to shop on the internet, in his search for a particular product or service, our website will first direct him to the website of a merchant offering that product or service who will have paid us a fee for such first direction. Our customer will, however, not be restricted to that merchant but can from our website access the websites of other merchants offering the same type of products.

         We anticipate that many of our customers will use their free time at the car wash to utilize our computer. Once logged in to our computer, that customer will be directed to our website, HaggleHouse.com, which is an open marketplace where people may buy, sell and trade merchandise with no immediate online purchase commitments. We believe HaggleHouse.com will be attractive to our customers because it allows users to bid anonymously. All we do is provide the buyers, sellers and traders with the technology and resources to conduct their transactions. We will generate revenue from the website by the payment to us by both buyers and sellers of a fee for each transaction consummated, as well as through our online advertisements.

         As with all e-commerce, the greater the number of "hits" to a website, the greater amount of money that site may charge for advertisements.

         At HaggleHouse.com, we anticipate a user being able to buy, sell or trade any item -- large or small. Each category of products will be separately listed in different sections of our HaggleHouse website. We refer to each such category of products as a "mall". Each HaggleHouse mall will service an area surrounding a given All Star car wash facility. We believe neighborhood store owners and merchants will be able to make use of the HaggleHouse mall as an inexpensive way to advertise their merchandise and special promotions to the users of the local All Star facility, as well as to other neighborhood internet users who will shop through our HaggleHouse website.

         We are now beginning to implement those plans.

         SUPPLIES. The gasoline which we sell is readily available from the major oil companies as well as from independent dealers. We now sell Sunoco gasoline at two of our gas stations and unbranded gasoline at our other two gas stations. All other goods and materials used by us in the operation of our business are readily available from different sources.

         GOVERNMENT REGULATION. We are governed by the federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car services businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

                  -- transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes;

                  -- discharge of water used for car washes; and

                  -- underground storage tanks.

         If we were found to be in violation of applicable environmental laws and regulations, we could be responsible for clean up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations. We believe that our four gasoline stations and our one fast lube and oil change center, comply with all applicable governmental regulations. We have taken and will continue to take all steps necessary, including installation of water recycling systems, to make certain that our car wash facilities are in compliance with applicable regulations.

         CAR CARE COMPETITION. The extent and kind of competition that we face varies. The car wash industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. Because barriers to entry into the car wash industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. In this sector of our business we also face competition from outside the car wash industry, such as gas stations and convenience stores that offer automated car wash services. In some cases, these competitors may have significantly greater financial and operating resources than we do. In our gasoline stations and other car service business, we face competition from a number of sources, including regional and national chains, other gasoline stations and companies and automotive companies and specialty stores, both regional and national. Costco, K-Mart and Walmart's Sam's Club offer sale of gasoline to their members at discounted prices.

         INTERNET COMPETITION. Our internet sales and services will be competing with all other internet commerce providers for the attention of the e-commerce customer base, and in particular, with other well established auction and bidding sites, such as E-bay.com and Priceline.com. We will be competing, among other things, on the basis of name recognition, availability of inventory, the maintenance of the security and anonymity we guarantee our users and the ability of our users to easily navigate our sites. Due to the limited barriers to entry to the e-commerce industry, we will encounter significant increased competition in the future. The e-commerce industry is characterized by developments requiring rapid adaptation to provide competitive products and services. Most of our e-commerce competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. We can give no assurance that we will be able to compete effectively with current or future competitors.

         EMPLOYEES. We presently employ 57 people on a full time basis, including 3 executive officers. 23 of these people are managers and other supervisory or clerical personnel. 31 persons are engaged in washing cars, selling gasoline, providing fast lube and oil changes, and in operating our convenience store and jewelry sales and recruiting members at our car wash facilities. We also employ other persons on a day to day basis for washing cars, as our business requires.


ITEM 3 LEGAL PROCEEDINGS

         We have started a legal proceeding against Amerada Hess Corporation, a wholesale supplier of gasoline. We had a contract with Amerada Hess to purchase gasoline from them which they have breached by refusing to continue to supply us. We are seeking to recover damages for Amerada Hess's breach of contract. Under the terms of the contract Amerada Hess was entitled to withdraw from our bank account payments we were required to make to them. In our legal proceeding we have asked Amerada Hess to account for $300,000 they withdraw from our account. The action is pending in the United States District Court for the Eastern District of New York. Amerada Hess has counterclaimed against us in that action claiming we owe it $177,334 for gasoline deliveries that we have not paid for and an additional $147,762 for different breaches by us of our agreement. We have denied any liability on Amereda Hess's counterclaims.

         There are three other law suits that have been instituted against us with claims aggregating less than $150,000. We have denied liability in all those proceedings and we are defending against those claims.


                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         MARKET INFORMATION

         Our common stock is not currently being traded.

         USE OF PROCEEDS FROM OUR PUBLIC OFFERING.

         Our registration statement for an initial public offering of our common stock became effective on September 26, 2000. We sold all of the 250,000 shares we registered and received gross proceeds of $1,500,000. 199,818 of the 250,000 shares were purchased by four of our founders. Our selling shareholder did not sell any of its 100,000 shares that we registered for sale in that offering. We are obligated to pay $1,620 to Basic Investors as commission for its sale of 2,700 shares. We incurred $111,640 in aggregate expenses in connection with that offering. During the quarter ended February 28, 2001, we used approximately $430,000 of the net proceeds received by us from that offering for our working capital and general corporate purposes.

         Other than payment of our officer's salaries none of the payments made by us from the proceeds we received from that offering were made to any of our directors or officers or their associates.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General Business

Results of Operations

Year Ended February 28, 2001

Sales for the year ended February 28, 2001 were $7,530,636 from gasoline, car wash and convenience store sales, $174,011 were from the sale of membership plans and $42,874 for computer hardware and software installation for a third party by our subsidiary. In our first year of operations our sites were operational for a limited period of time. Sales for the year ended were generated primarily from two locations that were operational for only part of the year. Sales from membership plans were $348,021 of which $174,011 was deferred into next year.

Cost of Sales was $6,387,940. These costs are primarily attributed to the cost of fuel. The margin for fuel is small compared to the margin on car wash sales.

Research and development expense was $398,102 for the year ended February 28, 2001. These expenses were primarily related to the development of our Point of Sale (POS) software program, and the security tracking software program. The
POS software is operational at all of our six car wash locations. We plan to market the POS software in the coming year. The POS software will be marketed to other car washes and can be adapted for use in other industries. We believe that we will need to raise additional capital through equity or alternative financing to market this product properly. We expect to continue to make substantial investments in the research and development of new products in management information systems through the use of the internet, for use by our subsidiaries and for resale.

Salaries, benefits and consulting fees were $1,487,000 for the year ended February 28, 2001. These expenses were primarily attributed to the start up of our new business. We incurred very high payroll costs due to over staffing at sites to ensure adequate training to maintain the highest of quality control. We believe that we have trained the majority of our staff to operate our locations and will incur significantly lower payroll costs related to training. Additionally we recorded $90,000 for stock based compensation for the issuance of stock as a signing bonus. We incurred consulting fees for individuals in negotiations and acquisition of sites as well as marketing. We can attribute approximately $300,000 of salaries and consulting fees to the development of the WBM membership plan. We believe that these costs will be minimal going forward.

Other costs and expenses were $1,310,513, including rent, professional fees, travel, advertising, printing and reproduction, insurance, bank charges and merchant fees. We incurred higher than normal professional fees of $124,251 to get our business plan into operation. Rent expense was $346,481 and includes leases and real estate taxes. We do not anticipate any change in these expenses next year. We incurred high advertising costs for the year due to the start up nature of our business. We needed to advertise more heavily than what we anticipate in the future. Additional costs can be attributed to our initial public offering for printing and distribution of our prospectus.

Depreciation expense was $194,213. The expenses are primarily attributed to the amortization of leaseholds.


Interest expense was $381,005 and is attributed to mortgages and shareholders loans pursuant to subscription agreements.

Net loss was $2,411,252 for the year ended February 28, 2001. The loss is attributed to the expenses associated with putting our business plan into operation. During the year we primarily operated two locations for only part of the year. We carried the other five locations for part or all of the year when renovation and construction took place. Three of the locations were not operational until after the year ended, one was operational in the first quarter of 2001, and the other two opened in the second quarter of 2001. Our overhead was higher than anticipated compared to our sales due to the length of time we had to carry non-operational sites. We had anticipated being fully operational at six of our seven locations in the fall of 2000, but we believe that delays in construction, satisfying zoning, and environmental regulations, weather and contracting, cost us approximately $600,000.

LIQUIDITY AND CAPITAL RESOURCES AS OF FEBRUARY 28, 2001


We believe that revenue from six fully operational locations will generate sufficient cash flow for the next year. We also believe that we will not incur many of the start up costs that we incurred in the previous year. However, we will not be able to expand car wash sites or market new products without the availability of new credit lines. We still have access to the subscription agreements with our founders if necessary. We feel that the terms of these agreements are not beneficial for use in the future purchase of sites or for working capital needs. Our ability to continue as a going concern is dependent upon being able to find additional financing. We can give no assurance that we will be able to find such financing with acceptable terms.


Net cash used in operating activities was $1,396,376 for the year ended February 28, 2001. Net cash used in operating activities was primarily attributable to a net loss of $2,411,252 partially offset by an increase in accounts payable of $823,517 and accrued expense of $288,410.

Net cash used in investing activities for the year ended February 28, 2001 was $8,668,198 and can be attributed to the purchase of six new locations and the renovation of each location. One hundred seventy thousand dollars can be attributed to the development of software. In June of 2001 the sixth location became operational. No major renovation or acquisitions are planned for the near future.

Net cash provided by financing activities for the year ended February 28, 2001 was $9,026,273, primarily from the proceeds from five subscription agreements with our founders of $5,917,836. Additional financing was obtained in connection with mortgages collateralized by sites amounting to $2,766,251. We also received $728,500 net proceeds from our initial public offering through February 28, 2001.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the financial statements of the Company, together with the report of Peter C. Cosmas Co. CPA's dated June 6, 2001.

PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS





         Our directors and executive officers are as follows:


NAME                                AGE                       POSITION
----                                ---                       --------

Daniel Boucher ................     55     President, Chief Executive Officer
                                           and Director

Jason Levine ..................     29     Vice President - Car Wash Operations,
                                           Treasurer and Chief Technology
                                           Officer

Zion Michtavy .................     47     Secretary

Kishor Parekh .................     54     Chief Financial Officer

Greg Buttle ...................     46     Vice President - Sports and Marketing

Bruce Bendell .................     47     Director

Michael A. Civin, Ph.D. .......     54     Director

Abraham Samuel Marrache .......     50     Director

Isaac Samuel Marrache .........     45     Director

Ely Sakhai ....................     49     Director

Harvey Glicker ................     57     Director

         DANIEL BOUCHER holds an M.A. in Communications and Media and a B.A. in Liberal Arts from the University of Akron, Ohio. Mr. Boucher is the president and chief operating officer of Resident Insider, Inc., a newly organized company engaged in real estate listings. From 1993 to May 2000 Mr. Boucher served as the publisher and general manager of Buy-Lines Press. In that capacity, he produced three weekly advertising periodicals that are distributed from newsstands with combined circulation of in excess of 100,000 readers. He also oversaw the publication of the Korean and Spanish language versions of BUY-LINES. From 1992 to mid 1993, Mr. Boucher was the general manager for Danieli & O'Keefe Associates, a computer technology industry.

         JASON LEVINE has for the past seven years provided consulting services to retail and wholesale businesses in analyzing their computer technology, particularly to extract information from their customer and inventory data bases for more effective marketing and greater efficiency. He has been employed by us full time since March 2000.

         ZION MICHTAVY has been employed by us on a full time basis since December 2000. For two and a half years before then Mr. Michtavy devoted his time to exploring business opportunities and for three years before that Mr. Michtavy worked as a consultant to Computer Business Sciences, Inc., a subsidiary of The Major Automotive Companies, Inc. (formerly known as Fidelity Holdings, Inc.).

         KISHOR PAREKH has been employed by us since February 2001. From May 2000 to February 2001, Mr. Parekh was employed by AN Trading Corp. as a full charge bookkeeper. For a period of two months before May 2000 he was employed on a per diem basis performing bookkeeping functions. From 1997 to 2000 he was employed by JM Diamond Corp. as a full charge bookkeeper and from 1992 to 1997 he was employed by Simplex Diamonds handling accounts payable and as an assistant production supervisor.

         GREG BUTTLE has a B.S. from Penn State University (1976) where he was captain of the football team and an All-America linebacker. From 1976 to 1985 Mr. Buttle was a linebacker on the New York Jets football team. He was selected to the NFL Rookie of the Year team, was selected as an all pro linebacker in the 1979-80 season, served as defensive captain and was a player representative to the Players Association. From 1989 to the present Mr. Buttle has served as president and chief executive officer of Unique Sports Entertainment and Marketing, Inc., which organizes and implements celebrity driven events such as celebrity golf tournaments, sports award dinners, celebrity fashion shows and celebrity fund raising events. Mr. Buttle also has other diverse business interests.

         BRUCE BENDELL holds a B.A. in Accounting and Economics from Queens College (1975). Mr. Bendell has been in the automotive business since 1972. Most recently, from 1985 to the present, Mr. Bendell has been the president of Major Automotive Group, a group of automobile dealerships with annual sales of over $200 million. During this period, he has also been president of Major Fleet and Leasing Corporation, a full service automobile leasing and financing company. Since 1995, he has been Chairman of The Major Automotive Companies, Inc. (formerly known as Fidelity Holdings, Inc.), a publicly-traded company involved in the ownership of retail auto dealerships and providing telecommunications services. In addition, Mr. Bendell has held memberships in numerous professional and civic associations and organizations. He is a Director of the Queens Chamber of Commerce; a Director of Long Island City Business Development; a Director of the Board of Managers for the Long Island City YMCA; a member of the Queens District Attorney's Business Advisory Council; and Chairman of the Bell Atlantic Customer Advisory Board.

         MICHAEL A. CIVIN, PH.D. holds an A.B. cum laude in General Studies from Harvard (1968), an M.A. in English from the University of Oregon (1971), an M.A.
(1985) and Ph.D. (1988) in Psychology from the Derner Institute at Adelphi University, and a Post Doctoral Certificate in Psychoanalysis and Psychotherapy from the Derner Institute at Adelphi University. He is a New York State licensed Clinical Psychologist. Dr. Civin has been an Associate Clinical Professor of Psychology at the Derner Institute since 1993, and has been on the faculty of the Post Doctoral Program in Psychoanalysis and Psychotherapy at Derner from 1995 to 1999. From 1989 to 1994, he was an Associate Professor of Psychology at New York Institute of Technology and was Director of that institution's Masters Program in Professional Studies. Since 1995, Dr. Civin has been the Director of Clinical Training at the Baldwin Council against Drug Abuse. He is currently President and Chief Executive Officer of Clocktower Psychological Services in Roslyn, New York. In 1975 he founded an independent management consulting firm, MC Management Consulting. From that date to the present, Dr. Civin has published numerous scholarly papers on use of the internet. His book on internet psychology, MALE FEMALE Email, is published by The Other Press.

         ABRAHAM SAMUEL MARRACHE holds an M.A., with honors, in Jurisprudence from Oxford University in England and a Diploma in International Studies from the University of Geneva in Switzerland. A British national, Mr. Marrache has been, since 1996, a consultant to Chase Manhattan Bank in Spain, a representative for the Euromony Publishing Group, a member of Impax Capital Corporation, a British based corporation providing corporate finance advisory and strategic consulting services, particularly in the environmental utilities sector, and a partner of Marrache Freres Limited, a partnership which originates, structures and finances corporate acquisitions. In 1996, he was President Designate of Chemical Banque Suisse of Geneva, Switzerland. From 1991 to 1996, he was the Head of Private Banking and the Promoter/President of Chemical Ahorro, S.G.I.I.C., of Madrid, Spain. Between 1985 and 1996, he served as the Managing Director and Deputy Manager of Chemical Bank, Madrid Branch, in Madrid, Spain. Mr. Marrache is the translator from English to Spanish of "Introduction to the Eurocurrency Markets" and the author of numerous articles on banking and jurisprudence. He is the winner of the Justas Castellanas, 1993 literary prize. He is a member of the Honourable Society of the Inner Temple of England and Wales, the Honorary President of Associations of Oxford University Alumni of Spain and Venezuela, and a Patron of the Salvador de Madariaga Foundation in Spain.

         ISAAC SAMUEL MARRACHE holds degrees from the University of London, School of Oriental and African Studies, and an LLM from the University of London, the London School of Economics and Political Science. Mr. Marrache is the founder and for the past seventeen years has been the senior partner of Marrache & Co., a firm of barristers and solicitors, with offices in Gibraltar and London, England. He has been a Freeman and Liveryman of the City of London, a member of the International Bar Association and the Gibraltar Lawyers Association, a Notary Public of Gibraltar and a Commissioner for Oaths of the Inner Temple of England and Wales. He is a retired Sub-Lieutenant of the Royal Navy Reserves. He is the co-author of the law digest on Gibraltar which appears in the Martindale-Hubble directory, as well as author of numerous legal books and a contributor to legal publications.

         Mr. Abraham Samuel Marrache and Mr. Isaac Samuel Marrache are brothers.

         ELY SAKHAI is a civil engineering graduate of Columbia University. He has been engaged in the art gallery business in New York City for the last fifteen years. He is President and Director of ACOR, a company which plans to pursue new oil and gas leases in Australia, Canada and the United States.

         DR. HARVEY GLICKER holds a BS in Biology and Physics from Hunter College (1965), and a Doctor of Dental Surgery with a John Kolmer honors award in medical science from Temple University (1969). He obtained a specialist certification in periodontics from New York University in 1973. Dr. Glicker previously held staff positions at Long Island Jewish Medical Center and North Shore University Hospital, both on Long Island. He has an established periodontal practice on Long Island for over 25 years. Dr. Glicker has been involved with the venture capital development of numerous private and public companies, including Fidelity Holdings, Inc. (FKHG), Muse Technologies, Inc.
(MUZE), Preferred Voice (PFVI), Visual Data Corp. (VDAT), Edulink, Inc. (MYIQ), US Home and Garden Corp. (USHG), World Communication Group, United Medical Corp., Travel Link Services, Paramotor, Inc., Millennium Vu, Laser Medical and Innercircle Pharmacal, Inc.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors currently receive no compensation for serving on the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

         In our fiscal year ended February 28, 2001, we paid Dr. Daniel Boucher, our Chief Executive Officer, for services he rendered to us charged on an hourly basis, an aggregate of $3,100 and issued (or are required to issue) to him an aggregate of 5,000 shares of our common stock. During that year we did not pay any officer or other employee compensation exceeding $100,000. We have not granted any options or warrants to any of our officers or employees and none of our officers or employees hold any options or warrants to purchase shares of our common stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets froth certain information regarding beneficial ownership of our common stock as of June 6, 2001 by (i) each person ( or group of affiliated persons) who we know owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.



                                          AMOUNT AND NATURE      PERCENTAGE OF
NAME AND ADDRESS                                 OF               OUTSTANDING
OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP     SHARES OWNED**
-------------------                     --------------------     --------------

Daniel Boucher* ........................        5,000                 ***

Jason Levine* ..........................         __                    __

Zion Michtavy* .........................         __                    __

Kishor Parekh* .........................         __                    __

Greg Buttle ............................
1900 Hempstead Turnpike
East Meadow, NY                                 5,000                 ***

Bruce Bendell ..........................
43-40 Northern Blvd.
Long Island City, NY                        1,010,000(1)              19.7

Michael A. Civin, Ph.D..................
46 Sea Cliff Avenue
Seacliff, NY                                     __                    __

                                          AMOUNT AND NATURE      PERCENTAGE OF
NAME AND ADDRESS                                 OF               OUTSTANDING
OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP     SHARES OWNED**
-------------------                     --------------------     --------------


Abraham Samuel Marrache ................
Fortress House
9 Cathedral Square
Gibraltar                                    785,000(2)               15.3

Isaac Samuel Marrache ..................
74 Ragged Staff
Queensway Quay
Gibraltar                                  1,891,151(1)(2)            36.9

Ely Sakhai .............................
818 Third Avenue
New York, NY                                   750,000                14.6

Harvey Glicker .........................          __                   __
700 Hillside Avenue
New Hyde Park, NY

The Millennium III Trust ...............
5 Cannon Lane
Gibraltar                                    856,151(1)               16.7

Brockport Trading Limited ..............
292A Main Street
Gibraltar                                     1,297,000               25.3

Knightdale Enterprises Limited .........
292A Main Street
Gibraltar                                    785,000(2)               15.3

The Millennium I Trust .................
5 Cannon Lane
Gibraltar                                   250,000(1)                 4.8

All officers and directors
as a group (9 persons) .................   3,661,151(1)(2)            71.4
---------------

* The address of these persons is at our offices, 165 EAB Plaza, West Tower, 6th Floor, Uniondale, New York 11566

** The number of shares of common stock beneficially owned by each person or entity is determined under rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

***      Less than 1%.

(1) Mr. Bruce Bendell's holdings do not include the 856,151 shares owned by the Millennium III Trust and the 250,000 shares owned by The Millennium I Trust. Mr. Bruce Bendell is the grantor and members of his immediate family are the indirect income beneficiaries of The Millennium III Trust and of The Millennium I Trust, but Mr. Bendell does not exercise any voting or investment power over the shares held by such trusts, such power belonging exclusively to the trustee. The trustee is not an affiliate of Mr. Bendell but is an affiliate of Isaac Samuel Marrache, who, as a result of his shared control of the trustee, may be deemed to have shared voting and investment power over the 1,033,333 shares owned by such two trusts. Therefore such 1,106,151 shares are included among Mr. Isaac Samuel Marrache's holdings.

(2) Consists of 750,000 shares owned by Knightdale Enterprises Limited, over which shares Abraham Samuel Marrache and Isaac Samuel Marrache have shared investment and voting power.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FOUNDERS

         We have sold shares of our common stock to some of our directors and other persons, all of whom we consider to be our founders, at prices significantly lower than the $6.00 per share price at which we offered our common stock to the public.

         Prior to our incorporation in February 2000, we sold an aggregate of 1,100,000 preincorporation shares to the following four persons in the following amounts at a price of five cents per share.


                                                               NO. OF SHARES
                                                               -------------

        Bruce Bendell ...............................            250,000

        The Millennium I Trust ......................            250,000

        Brockport Trading Limited ...................            500,000

        Millennium Capital Group ....................            100,000

The $55,000 aggregate purchase price for those 1,100,000 shares was paid to and used by our subsidiaries which were then already incorporated.

         In February and April 2000 we sold an aggregate of 3,750,000 shares of our common stock to the following five persons in the following amounts, at a price 26 2/3 cents per share.


                                                               NO. OF SHARES
                                                               -------------

        Bruce Bendell ................................            750,000

        The Millennium III Trust .....................            750,000

        Brockport Trading Limited ....................            750,000

        Knightdale Enterprises Limited ...............            750,000

        Ely Sakhai ...................................            750,000

These five persons have also loaned us or our subsidiaries $5,670,428 in aggregate. We used the proceeds of such loans to purchase existing car washes and fast lube/gas stations, or to construct or renovate them at sites we acquired. Each loan is repayable five years after it was made and bears interest at the rate of 10% per annum, which interest is payable on the maturity dates of the loans. In consideration for such persons making such loans to our subsidiaries, we will grant such lenders five year warrants entitling them to purchase one share of our common stock for every two dollars loaned by such person to us. Each such warrant will only be exercisable one year after the date of grant. The exercise prices of those warrants will be as follow:



                  (a) if at the time the warrant is issued our common stock is listed for trading on a national or regional securities exchange or on Nasdaq, at a price which is 30% below the average closing prices of our common stock, as quoted on such exchange or on Nasdaq, for twenty consecutive trading days prior to the date we receive the loan for which such warrant is issued,

                  (b) otherwise, at exercise prices of $1.25 or more per share.


         At our option the warrant holders can be compelled to exercise their warrants but only for the purpose of reducing (or satisfying) the then unpaid balance of, and unpaid accrued interest on, the loans made to us by such warrant holder and in connection with which such warrants were issued.

         Mr. Bruce Bendell is one of our directors. He is the grantor and members of his immediate family are the indirect income beneficiaries of both The Millennium III Trust and The Millennium I Trust, although Mr. Bendell does not exercise any voting or investment power over the shares of our common stock owned by such trusts or over any securities of other companies owned by such trusts. Such power is exercised exclusively by the trustee of such trusts, who is not affiliated with Mr. Bendell.

         Mr. Isaac Samuel Marrache, one of our directors, is the owner, together with his brother (not Abraham Samuel Marrache), of a corporation which is licensed by the Financial Services Commission of Gibraltar to act as a trustee, and which corporation is the trustee of The Millennium III Trust and The Millennium I Trust. Messrs. Abraham Samuel Marrache and Isaac Samuel Marrache and two of their brothers have control of, and are the beneficial owners of Knightdale Enterprises Limited.

         Brockport Trading Limited is controlled and owned by Mr. David Winder of Gibraltar.

         Mr. Ely Sakhai is one of our directors.


                           FORWARD LOOKING STATEMENTS

         This Annual Report includes statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future, that are based on the beliefs of our management, as well as assumptions made by and information currently available to us. When used in this document, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us are intended to identify such forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.


                           AVAILABILITY OF FORM 10-KSB

         WE WILL PROVIDE A COPY OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2001, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR FINANCIAL STATEMENTS AND THE FINANCIAL STATEMENT SCHEDULES, TO ANY OF OUR STOCKHOLDERS AND TO ANY PERSON ENTITLED TO ACQUIRE OUR COMMON STOCK, UPON WRITTEN REQUEST AND WITHOUT CHARGE. SUCH WRITTEN REQUEST SHOULD BE DIRECTED TO MR. ZION MICHTAVY, SECRETARY, AT E-STAR HOLDINGS, INC., 165 EAB PLAZA, WEST TOWER, 6TH FLOOR, UNIONDALE, NEW YORK, NY 11566.

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K


                  (a) EXHIBITS.


EXHIBIT NO.      DESCRIPTION

 3.1             Articles of Incorporation (1))

 3.2             By-Laws (1)

 21              Subsidiaries of the Registrant (2)

 23              Consent of Peter C. Cosmas Co. CPAs (2)

-----------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790), or Amendments thereto, and incorporated herein by reference.

(2)      Filed herewith.


                  (b) REPORTS ON FORM 8-K.


                  None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                Registrant:

                                                E-STAR HOLDINGS, INC.


                                                By: /S/ JASON LEVINE
                                                --------------------
                                                Jason Levine
                                                Vice President

Dated: June 12, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                          DATE

---------------               President, Chief Executive
Daniel Boucher                Officer and Director

/S/ JASON LEVINE              Vice President                      June 12, 2001
----------------              (Principal Executive Officer)
Jason Levine

/S/ ZION MICHTAVY             Secretary                           June 12, 2001
-----------------             (Principal Executive Officer)
Zion Michtavy

-----------------             Director
Michael A. Civin

/S/ BRUCE BENDELL             Director
-----------------
Bruce Bendell                                                     June 13, 2001

/S/ ABRAHAM SAMUEL MARRACHE   Director
---------------------------
Abraham Samuel Marrache                                           June 13, 2001

/S/ ISAAC SAMUEL MARRACHE     Director
-------------------------
Isaac Samuel Marrache                                             June 13, 2001

/S/ ELY SAKHAI                Director
--------------
Ely Sakhai                                                        June 13, 2001

/S/ HARVEY GLICKER            Director
------------------
Harvey Glicker                                                    June 13, 2001

/S/ KISHOR PAREKH             Principal Financial and             June 12, 2001
-----------------             Accounting Officer
Kishor Parekh

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         To The Board of Directors
         E-Star Holdings Inc.

         We have audited the accompanying balance sheet of E-Star Holdings Inc. (a development stage enterprise) and subsidiaries as of February 28, 2001 and February 29, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Star Holdings Inc. (a development stage enterprise ) and subsidiaries as of February 28, 2001 and February 29, 2000 and results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(p) to the financial statements, the Company has had insufficient cash flows since inception and requires additional capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
  Note 1(p). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     Peter C. Cosmas Co., CPAs


         370 Lexington Ave.
         New York, NY 10017

         June 6,  2001


                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                          CONSOLDIATED BALANCE SHEETS






                                     ASSETS
                                     ------

                                                                    FEBRUARY 28,  FEBRUARY 29,
                                                                        2001         2000
                                                                  --------------- -----------

Current assets:
      Cash and Cash equivalents                                   $      2,794    $  1,041,095
      Accounts Receivable                                               10,391           6,787
      Inventory                                                        142,209            --
      Deposits                                                           --            177,500
      Prepaid expenses                                                 265,826           6,302
                                                                  ------------    ------------

          Total current assets                                         421,220       1,231,684

Property and equipment, net                                          8,693,891         209,357
Software development costs                                             166,951
Security deposits                                                       81,130          12,705
                                                                  ------------    ------------
           Total assets                                           $  9,363,192    $  1,453,746
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilites:
        Loans payable - stockholders                              $       --      $    386,314
        Loans payable                                                   98,790          98,790
        Accounts payable                                               839,703          16,186
        Accrued liabilities                                            394,410         106,000
       Deferred revenue                                                 92,498            --
                                                                  ------------    ------------

           Total current liabilities                                 1,425,401         607,290

Long term liabilities
        Mortgages payable                                            2,766,251            --
        Loans payable stockholders                                   5,917,836            --
                                                                  ------------    ------------
            Total long term liabilities                              8,684,087            --
                                                                  ------------    ------------
            Total liabilities                                       10,109,488         607,290
                                                                  ------------    ------------

Minority interest in consolidated subsidary

Stockholders' equity (deficit)
Common stock, par value $0.001; 100,000,000  shares
authorized in 2001 and 2000 ; 5,014,750  and
4,860,000 shares outstanding in 2001 and 2000 respectively               5,015           4,860

Additional paid-in capital                                           1,878,430       1,060,085
Accumulated deficit                                                 (2,629,741)       (218,489)
                                                                  ------------    ------------

           Total stockholders' equity (deficit)                       (746,296)        846,456
                                                                  ------------    ------------
           Total liabilities and stockholders' equity (deficit)   $  9,363,192    $  1,453,746
                                                                  ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLDIATED STATEMENT OF OPERATIONS

                                                                                    Accumulated
                                                                                    Income and
                                                              August 1, 1999     Expenses August 1,
                                                  Year       (Inception date)     1999 (Inception
                                                  Ended             to                date) to
                                              February 28,     February 29,         February 28,
                                                  2001             2000                 2001
                                              ------------   ----------------   -------------------

Revenue                                       $  7,573,510    $     41,087      $  7,614,597
Plan Sales                                         174,011                           174,011
                                                                                       --
                                              ------------    ------------      ------------
    total income                                 7,747,521          41,087         7,788,608
                                              ------------    ------------      ------------



Cost of sales                                    6,387,940            --         6,387,940

Salaries, benefits and consulting fees           1,487,000          47,127       1,534,127
Rent                                               346,481          10,475         356,956
Professional fees                                  124,251           7,450         131,701
Depreciation and amortization                      194,213           1,032         195,245
Research and development                           398,102            --           398,102
Other costs and expenses                           839,781         189,209       1,028,990
                                              ------------    ------------    ------------
     Total expenses                              9,777,768         255,293      10,033,061
                                              ------------    ------------    ------------
     Loss before interest expense               (2,030,247)       (214,206)     (2,244,453)

Interest expense                                   381,005           4,283         385,288
                                              ------------    ------------    ------------

                                              ------------    ------------    ------------
Net loss                                      $ (2,411,252)   $   (218,489)   $ (2,629,741)
                                              ============    ============    ============



Basic and diluted net loss per common share          (0.49)          (0.34)

Weighted average shares used in basic
net loss per share calculation                   4,906,583         647,753





              The accompanying notes are an integral part of these
                       consolidated financial statements.






                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
            CONSOLDIATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              AUGUST 1, 1999 (Inception date) to FEBRUARY 28, 2001



                                                                                                            TOTAL
                                                  COMMON STOCK            ADDITIONAL      ACCUMULATED    STOCKHOLDERS
                                              SHARES         AMOUNT     PAID IN CAPITAL     DEFICIT    EQUITY (DEFICIT)
                                              ------         ------     ---------------     -------    ----------------


Issuance of common stock, at inception      1,100,000    $     1,100    $    53,900     $               $    55,000


Issuance of common stock, pursuant to a
private placement, net of expense           3,750,000          3,750        946,195                         949,945


Stock based compensation                       10,000             10         59,990                          60,000

Net Loss                                                                                   (218,489)       (218,489)
                                            -----------------------------------------------------------------------
Balance February 29, 2000                   4,860,000    $     4,860    $ 1,060,085     $  (218,489)    $   846,456

Issuance of common stock pursuant to
  SB-2 filling                                139,750            140        838,360                         838,500
Expenses relating to SB-2 filing                                           (110,000)                       (110,000)

Stock based compensation                       15,000             15         89,985                          90,000

Net Loss                                                                               (2,411,252)       (2,411,252)

                                            -----------------------------------------------------------------------
Balance February  28, 2001                  5,014,750    $     5,015    $ 1,878,430   $(2,629,741)      $  (746,296)
                                            =======================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
               CONSOLDIATED STATEMENT OF CASH FLOWS August 1, 1999

                                                                      AUGUST 1, 1999
                                                                     (Inception Date)
                                                                            to
                                                         FEBRUARY 28,   FEBRUARY 29,
                                                            2001           2000
                                                        -------------  -------------


OPERATING ACTIVITIES
Net loss                                                (2,411,252)   $  (218,489)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                         194,213          1,032
     Stock based compensation                               90,000         60,000

Changes in operating assets and liabilities
     Accounts receivable                                    (3,604)        (6,787)
     Prepaid expense                                      (259,524)        (6,302)
     Security deposits                                     (68,425)       (12,705)
     Inventory                                            (142,209)          --
     Accounts payable                                      823,517         16,186
     Accrued expenses                                      288,410        106,000
    Deferred revenue                                        92,498           --
                                                                      -----------
                                                       -----------    -----------
          Cash used in operating activities             (1,396,376)       (61,065)
                                                       -----------    -----------

INVESTING ACTIVITIES
Purchase of leaseholds, improvements and equipment      (8,675,698)      (210,389)
Software development                                      (170,000)
Deposits on leashold                                       177,500       (177,500)
                                                       -----------    -----------
     Cash used in investing activities                  (8,668,198)      (387,889)
                                                       -----------    -----------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                728,500      1,004,945
Proceeds from loans payable - stockholders               5,531,522        386,314
Proceeds from Mortgages                                  2,766,251
Proceeds from note payable                                    --           98,790
                                                       -----------    -----------
          Cash provided by financing activities          9,026,273      1,490,049
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents    (1,038,301)     1,041,095
Cash and cash equivalents at beginning of period         1,041,095           --
                                                                      -----------
                                                       -----------    -----------
Cash and cash equivalents at end of period             $     2,794    $ 1,041,095
                                                       ===========    ===========



Supplemental Information:
     Interest payments                                 $   200,202           --
     Income Tax payments                                      --             --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             E - STAR HOLDINGS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.Organization and Summary of Significant Accounting Policies

         A. DESCRIPTION OF BUSINESS

     E-Star Holdings, Inc. (the "Company") was incorporated in Nevada for the purpose of acquiring, consolidating and operating full-service car wash and fast lube operations, while simultaneously utilizing its brick and mortar (presence) to develop its customer base and expansion of its e-commerce virtual shopping center, Cyber kiosk. Business activities through its subsidiaries began in August 1999.

         B. BASIS OF PRESENTATION

      The Company and its subsidiaries have devoted their activities from inception August 1, 1999 to February 28, 2001 to establish a new business. Planned principal activities have only recently commenced and no significant revenues have been produced. The Company has devoted its activities in raising capital, acquiring site locations and training personnel. Thus the Company is considered a development Stage Company under GAAP. Beginning March 1, 2001, the Company will not be considered a development stage enterprise.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany account and transactions have been eliminated.


         C. CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at fair market value, which approximates cost.

         D. USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         E. CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of its holdings of cash, cash equivalents and marketable securities. Banking and investing with credit-worthy financial institutions mitigates risks associated with cash, cash equivalents, and marketable securities.


         F. PROPERTY AND EQUIPMENT

         Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Fixed assets purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the estimated useful lives of the improvements, whichever is less.

         G. IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. In circumstances where impairment is determined to exist, the Company writes down the impaired asset to its fair value based on the present value of estimated expected future cash flows.


         H. INCOME TAXES

         The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.


         I. REVENUE RECOGNITION

     Revenues are recognized when the services are provided.

         J. ADVERTISING COSTS

         The costs of advertising are expensed as incurred.

         K. NET LOSS PER SHARE

         Net loss per share is calculated using the weighted average number of common shares outstanding less the number of shares subject to repurchase. Common stock that the company has the right to repurchase and shares associated with outstanding stock options, warrants and convertible preferred stock are not included in the calculation of diluted loss per share because they are antidilutive.



         L. COMPREHENSIVE INCOME (LOSS)

         SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information in the calculation of net income. The Company does not have any comprehensive income as determined by SFAS 130.


         M. SEGMENT INFORMATION


         SFAS No.131, " Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Company is a development stage enterprise and will establish segment information when it begins operations.


         N. NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, management does not expect the adoption of SAB No. 101 to have a material effect on the Company's operations or financial position.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS 138, accounting for certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The Company is required to implement these statements in the first quarter of fiscal 2001. The company has not used derivative instruments and believes the impact of adoption of this statement will not have a significant effect on the financial statements.

In March 2000, the Financial Accounting standards Board, released FASB Interpretation No. 44, " Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation award in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on its financial statements.


O)  RECLASSIFICATIONS

Certain reclassifications have been made in the February 29, 2000 consolidated financial statements to conform to the February 28, 2001 presentation. Such reclassifications had no effect on net loss or total stockholders' equity (deficit).


P) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated insufficient cash flow through February 28, 2001. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company is continuing to seek equity and credit financing, but there is no guarantee that the Company will be able to find financing with acceptable terms.

2. Business Combinations

     The Company's subsidiaries were formed prior to the incorporation of the Company as the holding company of these subsidiaries. All the transaction of the subsidiaries are reflected in the consolidated financial statements from the inception of the subsidiaries in August 1999. The stockholders of All Star were the same as the stockholders of the Company and after the incorporation of the Company received one share of common stock of the Company for each share of All Star owned by them.

Radence Generation II, Inc. has since its incorporation in July 1999 been a 90% owned subsidiary of All Star and therefore a 90% owned subsidiary of the Company. Radence also did not commence activities until August 1, 1999. There is a 10% minority interest in Radence Generation. Radence Generation is responsible for the Company's internet based operations and software controls. Since the subsidiary operated at a loss the minority's 10% share of the loss of $435,890 and $6,460 in the periods ended February 28, 2001 and February 29, 2000 respectively, is not reflected in the statement of operations. Radence has a negative net book value, as such no value has been reflected on the consolidated balance sheet for minority interest as of February 28, 2001 and February 29,2000.


3. Fixed Assets

         Fixed assets, at cost, consist of the following:

                                                FEBRUARY 28,    FEBRUARY 29,
                                                    2001           2000
                                               -------------  --------------


         Computer equipment                        $  182,297    $      5,569
         Auto                                          22,935          -0-
         Leasehold purchase, improvements and
                   Site equipment                   8,679,823         204,820
                                                 ------------    ------------
                                                    8,885,055         210,389

         Less accumulated depreciation                191,164           1,032
                                                 ------------    ------------
                           Total fixed assets      $8,693,891    $    209,357
                                                 ------------    ------------

4.       Inventory


                                                FEBRUARY 28,     FEBRUARY 29,
                                                    2001            2000
                                               -------------   --------------

                           Gas                      $  14,500    $    -0-
                           Jewelry                    109,454         -0-
                           C-Store                     18,255         -0-
                                                   ----------    --------
                           Total inventory         $  142,209    $    -0-
                                                   ----------    --------

4.       INTANGIBLE ASSETS

         Licensing agreements

The Company has entered into six licensing agreement with professional sports personalities. These agreements allow All-Star to use these sports personalities names on their signage, promotional and advertising material. According to the agreements the Company is required to pay or has paid $10,000 and issued 5,000 shares of the Company's stock at a value of $6.00 a share. 5,000 shares of stock are to be issued upon the approval from the SEC of E-Star SB-2 filing; the remaining 5,000 shares are to be issued on the anniversary of the licensing agreements. The Licenses have a term of 5 years. Amortization expense was $20,000 for the year ended February 28, 2001 and -0- for the period ended February 29,2000.

         Software development Cost

      The Company has developed a proprietary software for use in its locations and also for resale. Amortization expense was $3,049 and -0- in the periods ended February 28, 2001 and February 29, 2000 respectively.

          5.  Mortgages Payable

          In the year 2000 the Company entered into various mortgages for the purchase of various sites. These mortgages amounted to $2,766,251. These mortgages have interest rates ranging from 8% to 10%. Interest expense recorded was $105,344.

6. Commitment and Contingencies

         The Company leases certain property under non-cancelable lease agreements. Rent expense was $310,442 and $10,475 for the period ended February 28, 2001 and February 29, 2000 respectively.

         Future minimum payments consisted of the following at February 29, 2001.

         2002                $  257,070
         2003                $  258,664
         2004                $  260,304
         2005                $  261,994
         2006                $  263,735
         thereafter          $1,291,146

7. Income taxes

    The Company has not recognized any income tax benefit in the accompanying financial statements.


8. Stockholder's Equity

      The Company issued 1,100,000 shares of common stock for $55,000 as founders stock.

      The Company entered into five subscription agreements to raise $12,500,000. Each subscription is to purchase 750,000 shares of stock for .26 3/4 per share totaling $200,000. The subscription agreements were exercised February 23, through February 28, 2000.
Gross proceeds amounted to $1,000,000, expenses were $50,055 leaving net proceeds of $949,945.

      The Company drew down $5,917,836 from these subscription agreements, of which $2,216,706 has been collateralized with mortgages of various sites. Interest expense of $140,803 has been accrued for the uncollateralized loans and $134,858 for the mortgages.

Each subscription agreement also required the subscriber to loan the Company $2,3000,000, as needed totaling $11,500,000. Each loan will be repayable five years after it is made and bear interest at the rate of 6% per annum, which interest is payable on the maturity dates of the loan. In consideration for such persons making such loans to the Company, the Company will grant such lenders five year warrants entitling them to purchase one share of common stock for every two dollars loaned by such person. The maximum number of shares issuable if warrants are exercised is 5,750,000 shares or 1,150,000 shares per subscription agreement. The exercise prices of those shares will be as follows:

(a) If at the time the warrant is issued and the common stock is listed for trading on a national or regional securities exchange or on Nasdaq, at a price which is 30% below the average closing prices of the common stock, as quoted on such exchange or on Nasdaq, for twenty consecutive trading days prior to the date the Company receives the loan for which such warrants is issued.
(b) Other wise, at an exercise price of $1.25 per share for the first tranche of such loans made to us; at $1.75 per share for the second trench, with the exercise price increasing by 50 cents for each successive tranche of such loans made to the Company.

     At the Company's option the warrant holders can be compelled to exercise their warrants but only for the purpose of reducing (or satisfying) the then unpaid balance of, and unpaid accrued interest on, the loans made to the Company by such warrant holder and in connection with which such warrants were issued.

      The Company has issued 15,000 shares of stock to an employee as a signing bonus. The employee vested in 15,000 shares. Stock based compensation of $30,000 and $60,000 has been recorded on February 28, 2000 and February 29, 2001 respectively.

      The Company has issued 10,000 shares of stock to outside consultants as part of the consulting fees. Sixty thousand dollars has been recorded as consulting fees.


     On September 26, 2000 the SEC approved the Company's SB-2. The SB-2 is to raise $1,500,000 at $6.00 a share. The Company has sold 139,750 shares of common stock. Proceeds net of expenses were $728,498 for the year ended February 28, 2001.

9. Employment and Consulting agreements

The Company has entered into an employment agreement with the President, he is employed part time. He is paid at an hourly rate of $100 in cash plus shares of common stock having a market value of $100 at the time such services are rendered. Five thousand shares of the Company's common stock have been issued, $30,000 has been recorded for consulting services.


The Company has also entered into a three year consulting agreement with the Vice President - Sports and Marketing. His base compensation is $72,000 per year. Under the terms of the agreement the Company is obligated to issue additional shares of common stock. When the shares are issued additional compensation will be recorded at the market price on the date of issuance. Five thousand shares of the Company's common stock has been issued, $30,000 has been recorded for consulting services.

10. Governmental Regulations

     The Company is governed by federal, state and local laws and regulations, including environmental regulations, that regulate the operation of car wash centers and the car service businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car services such as gasoline and lubrication use a number of oil derivatives and other regulated hazardous substances. Compliance with these provisions has not had, nor does the Company expect such compliance to have any material effect on the financial condition or results of operations of the Company. Management believes that its current practices and procedures for the control and disposition of such waste comply with applicable federal and state requirements.



11. Subsequent Events

         a.       Leasing of Site

                  The Company owns a car wash facility in Port Jefferson, Long Island, NY. The Company has leased the Port Jefferson facility to a third party who is not affiliated with the Company or with any of the directors or executive officers. The lease is for 22 years, at an initial triple net rental of $38,400 increasing by 5% each year thereafter. In such lease transaction the Company is to receive an aggregate of an additional $150,000 in monthly payments over the next two years, which the Company treats as additional rent in the two year period. The lessee is using the "All Star" name for the facility. The Port Jefferson facility began operations in June 2001.

         b.       SB-2 Registration

                  As of June 7, 2001, the Company sold an aggregate of 250,000 shares and received net proceeds of $1,388,360. An additional 110,250 shares have been sold since February 28, 2001 and additional net proceeds of $661,640 have been received.

                                  EXHIBIT INDEX



EXHIBIT NO.      DESCRIPTION

 3.1             Articles of Incorporation (1))

 3.2             By-Laws (1)

 21              Subsidiaries of the Registrant (2)

 23              Consent of Peter C. Cosmas Co. CPAs (2)


(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790), or Amendments thereto, and incorporated herein by reference.

(2)      Filed herewith.