Form 10QSB
period 2001-05-31
E STAR HOLDINGS INC
filed 2001-07-13
CIK 1111572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MAY 31, 2001.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         ------------.


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

                                ---------------


The number of shares outstanding of the issuer's common stock is 5,125,000 (as of July 9, 2001)


================================================================================

                              E-STAR HOLDINGS, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 2001
                         -------------------------------


                              ITEMS IN FORM 10-QSB
                              --------------------


                                                                           PAGE
Facing page


PART I
------
                  Item 1.    Financial Statements.                          1
                  Item 2.    Management's Discussion and Analysis of Financial
                             Condition and Results of Operations            7
PART II
-------
                  Item 1.    Legal Proceedings                            None
                  Item 2.    Changes in Securities and                      9
                             Use of Proceeds
                  Item 3.    Defaults Upon Senior Securities              None
                  Item 4.    Submission of Matters to
                             a Vote of Security Holders                   None
                  Item 5.    Other Information                            None
                  Item 6.    Exhibits and Reports on Form 8-K               9
Signatures                                                                 10



                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                    May 31,      February 28,
                                                                     2001            2001
                                                                  (Unaudited)      (Audited)
                                                                  -----------    -------------

Current assets:
      Cash and Cash equivalents                                   $      3,088    $      2,794
      Accounts Receivable                                               19,315          10,391
      Inventory                                                        167,245         142,209
      Deposits                                                            --
      Prepaid expenses                                                  25,826         265,826
                                                                  ------------    ------------

          Total current assets                                         215,474         421,220

Property and equipment, net                                          8,684,725       8,693,891
Software development costs                                             158,451         166,951
Security deposits                                                       76,030          81,130
                                                                  ------------    ------------
           Total assets                                           $  9,134,680    $  9,363,192
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilites:

        Loans payable                                             $    505,290    $    297,290
        Accounts payable                                               391,116         641,203
        Accrued liabilities                                            271,971         394,410
       Deferred revenue                                                201,654          92,498
                                                                  ------------    ------------

           Total current liabilities                                 1,370,031       1,425,401
                                                                  ------------    ------------

Long term liabilities
        Mortgages payable                                            2,753,597       2,766,251
        Loans payable stockholders                                   5,908,336       5,917,836
                                                                  ------------    ------------
            Total long term liabilities                              8,661,933       8,684,087
                                                                  ------------    ------------
            Total liabilities                                       10,031,964      10,109,488
                                                                  ------------    ------------

Stockholders' equity (deficit)
Common stock, par value $0.001; 100,000,000 shares
authorized ; 5,025,350 and 5,014,750 shares
outstanding in May 31, 2001 and February 28, 2001
respectively                                                             5,026           5,015

Additional paid-in capital                                           1,946,969       1,878,430
Accumulated deficit                                                 (2,849,279)     (2,629,741)
                                                                  ------------    ------------

           Total stockholders' equity (deficit)                       (897,284)       (746,296)
                                                                  ------------    ------------
           Total liabilities and stockholders' equity (deficit)   $  9,134,680    $  9,363,192
                                                                  ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                       THREE            THREE
                                                      MONTHS            MONTHS
                                                       ENDED            ENDED
                                                    MAY 31, 2001      MAY 31, 2000
                                                  -----------------  -------------

Revenue                                             $ 2,016,624     $   120,252

                                                    -----------     -----------
    total income                                      2,016,624         120,252
                                                    -----------     -----------



Cost of sales                                         1,369,906

Salaries, benefits and consulting fees                  296,543         167,860
Rent                                                     92,810          55,246
Professional fees                                        18,875          48,011
Depreciation and amortization                            93,175          15,417
Research and development                                 18,750          68,634
Other costs and expenses                                180,367         236,995
                                                    -----------     -----------
     Total expenses                                   2,070,426         592,163
                                                    -----------     -----------
     Loss before interest expense                       (53,802)       (471,911)

Interest expense                                        165,736          13,020
                                                    -----------     -----------
Net loss                                            $  (219,538)    $  (484,931)
                                                    ===========     ===========



Basic and diluted net loss per common share               (0.04)          (0.10)

Weighted average shares used in basic
net loss per share calculation                        5,018,283       4,867,333



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENT OF CASH FLOWS

                                                          THREE          THREE
                                                          MONTHS         MONTHS
                                                          ENDED           ENDED
                                                       May 31, 2001    May 31, 2000
                                                       ------------    ------------


OPERATING ACTIVITIES
Net loss                                                  (219,538)   $  (484,931)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                          93,175         15,417
     Stock based compensation                                 --           21,000

Changes in operating assets and liabilities
     Accounts receivable                                    (8,924)       (36,304)
     Prepaid expense                                       240,000        (29,807)
     Other assests                                                        (44,365)
     Security deposits                                       5,100
     Inventory                                             (25,036)
     Accounts payable                                     (143,497)        54,962
     Accrued expenses                                     (122,439)        67,177
    Deferred revenue                                       109,156           --
                                                       -----------    -----------
          Cash used in operating activities                (72,003)      (436,851)
                                                       -----------    -----------

INVESTING ACTIVITIES
Purchase of leaseholds, improvements and equipment        (175,509)       (50,027)
Software development                                          --          (10,000)
Acquisition of leaseholds                                              (1,543,387)
                                                       -----------    -----------
     Cash used in investing activities                    (175,509)    (1,603,414)
                                                       -----------    -----------
FINANCING ACTIVITIES
Expenses related to financing activities                    (1,640)       (43,555)
Proceeds from issuance of common stock, net                  3,600
Proceeds from loans                                        208,000        500,349
Proceeds from loans - stockholders                          50,500        754,824
Repayment of Mortgages                                     (12,654)          --
                                                       -----------    -----------
          Cash provided by financing activities            247,806      1,211,618
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents           294       (828,647)
Cash and cash equivalents at beginning of period             2,794      1,041,095
                                                       -----------    -----------
Cash and cash equivalents at end of period             $     3,088    $   212,448
                                                       ===========    ===========



Supplemental Information:
     Interest payments                                 $    63,675           --
     Income Tax payments                                      --             --




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      E-STAR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001
                                    UNAUDITED



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

These interim statements should be read in conjunction with the audited February 28, 2001 consolidated financial statements and related notes thereto included in the Company's February 28, 2001 certified financial statements. The results of operations for the three months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

As of March 1, 2001, the Company is no longer considered to be a development stage enterprise.

2. Subsequent Events

a.       Leasing of Site

         The Company owns a car wash facility in Port Jefferson, Long Island, NY. The Company has leased the Port Jefferson facility to a third party who is not affiliated with the Company or with any of the directors or executive officers. The lease is for 22 years, at an initial triple net rental of $38,400 per annum, increasing by 5% each year. In such lease transaction the Company is to receive an aggregate of an additional $150,000 in monthly payment over the next two years. The lessee is using the "All Star" name for the facility. The Port Jefferson facility began operations in June 2001.

b.       SB-2 Registration

         As of June 8, 2001, the Company sold an aggregate of 250,000 shares and received net proceeds of $1,388,360.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Business

Results of Operations

Three Months Ended May 31, 2001

Sales for the three months ended May 31, 2001 were $1,933,633 from gasoline, carwash and convenience store sales and $82,991 in revenue was recognized in revenue from sales of memberships and plans. Total sales from memberships and plans were $157,952 for the period. Our membership and plan sales since inception amounted to $ 505,973. Sales from memberships are recognized over a twelve month period. We were able to achieve this revenue despite difficult weather conditions that resulted in a loss of 30% of the operating days in the first quarter. We also had only five of our seven sites operational in the first quarter. Our final two sites (one of which is leased) became operational in the second quarter of 2001.

Cost of Sales was $1,369,906. These costs are primarily attributed to the cost of fuel. The margin for fuel is small compared to the margin on car wash sales.

Research and development expense was $18,875 for the three months ended May 31, 2001. These expenses were primarily related to the development of our Point of Sale (POS) software program and the security tracking software program. The POS software is operational at all of our six car wash locations. We are in the third phase of development. We plan to market the POS software in the coming year. The POS software will be marketed to other car washes and can be adapted for use in other industries. We believe that we will need to raise additional capital through equity or alternative financing to market this product properly. We expect to continue to make substantial investments in the research and development of new products in management information systems through the use of the internet, for use by our subsidiaries and for resale.

Salaries, benefits and consulting fees were $296,543 for the three months ended May 31, 2001. These expenses were primarily attributed to salaries for management and for running operations.

Other costs and expenses were $180,367. They include travel, advertising, printing and reproduction, insurance, bank charges and merchant fees.

Depreciation expense was $93,175. The expenses are primarily attributed to the amortization of leaseholds and leasehold improvements.

Interest expense was $165,736 and is attributed to mortgages and shareholders loans pursuant to subscription agreements.

Net loss was $219,538 for the three months ended May 31, 2001. The loss is attributed to carrying two of our locations for the period when renovation and construction took place. These locations were not operational until June 2001.



LIQUIDITY AND CAPITAL RESOURCES AS OF MAY 31, 2001


We believe that revenue from six fully operational locations and the leasing of Port Jefferson will generate sufficient cash flow for the next year. We also believe that we will not incur many of the start up costs that we incurred in the previous year. However, we will not be able to expand carwash sites or market new products without the availability of new credit lines. We still have access to the subscription agreements if necessary. We feel that the terms of these agreements are not beneficial for use in the future purchase of sites or for working capital needs. Our ability to continue as a going concern is dependent upon being able to find additional financing. We can give no assurances that we will be able to find such financing with acceptable terms.

Net cash used in operating activities was $72,003 for the three months ended May 31, 2001. Net cash used in operating activates was primarily attributable to a net loss of $219,538 partially offset by a decrease in prepaid expenses of $240,000 and a decrease in accounts payable of $143,497 and accrued expense of $122,439

Net cash used in investing activities for the three months ended May 31, 2001 was $175,509 and can be attributed to the renovation of two locations. We anticipate no major renovation or acquisitions in the near future.

Net cash provided by financing activities for the three months ended May 31, 2001 was $247,806, primarily from demand loans.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We previously reported that as of June 8, 2001, we sold all of the 250,000 shares we registered and received gross proceeds of $1,500,000, that we paid $111,640 in aggregate expenses in connection with the offering and paid $4,950 to Basic Investors as commission for its sale of 8,250 shares. We also reported that in the quarters ended November 30, 2000 and February 28, 2001, we used approximately $300,000 and $430,000, respectively, of the net proceeds we received from the offering for our working capital and general corporate purposes. In the quarter ended May 31, 2001, we received $3,600 of net proceeds from that offering which we used for our working capital and general corporate purposes. During that same quarter our founders converted $60,000 of loans they gave us to purchase 10,000 shares in that offering. On June 8, 2001, our founders converted $597,900 of loans they gave us to purchase 99,650 shares in that offering. The proceeds from those loans from our founders (later converted by our founders to purchases of shares in that offering) were received by us in the third and fourth quarters of last year (ending November 30, 2000, and February 28, 2001, respectively) and we used such $657,900 in those two quarters for our working capital and general corporate purposes.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)              EXHIBIT NO.       DESCRIPTION
                 -----------       -----------
                     3.1           Articles of Incorporation (1)
                     3.2           By-Laws (1)


------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790) and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         We did not file any report on Form 8-K in the quarter ended May 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Registrant:

                                                 E-STAR HOLDINGS, INC.



Date: July 13, 2001                        By: /S/ ZION MICHTAVY
                                               ---------------------------------
                                                     Zion Michtavy
                                                     Secretary