Form 10QSB
period 2001-08-31
E STAR HOLDINGS INC
filed 2001-10-15
CIK 1111572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2001.

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
           _______________.


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


The number of shares outstanding of the issuer's common stock is 5,125,000 (as of October 12, 2001)

================================================================================

                              E-STAR HOLDINGS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED AUGUST 31, 2001


                              ITEMS IN FORM 10-QSB


                                                                           PAGE
Facing page


PART I
                  Item 1.     Financial Statements.                        1
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                   7
PART II
                  Item 1.     Legal Proceedings                           10
                  Item 2.     Changes in Securities and                 None
                              Use of Proceeds
                  Item 3.     Defaults Upon Senior Securities           None
                  Item 4.     Submission of Matters to
                              a Vote of Security Holders                None
                  Item 5.     Other Information                         None
                  Item 6.     Exhibits and Reports on Form 8-K           10
Signatures                                                               11

                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLDIATED BALANCE SHEET


                                     ASSETS
                                                                   August 31,      February 28,
                                                                     2001            2001
                                                                  (Unaudited)     (Audited)
                                                                 --------------- --------------

Current assets:
      Cash and Cash equivalents                                     $      2,981    $      2,794
      Accounts Receivable                                                 16,070          10,391
      Inventory                                                          179,651         142,209
      Other receivables                                                  234,431            --
      Prepaid expenses                                                    25,826         265,826
                                                                    ------------    ------------

          Total current assets                                           458,959         421,220

Property and equipment, net                                            8,675,833       8,693,891
Software development costs                                               149,951         166,951
Security deposits                                                         66,030          81,130
                                                                    ------------    ------------
           Total assets                                             $  9,350,773    $  9,363,192
                                                                    ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilites:

        Loans payable                                               $    731,158    $     98,790
        Accounts payable                                                 617,263         839,703
        Accrued liabilities                                              247,317         394,410
       Deferred revenue                                                  199,762          92,498
                                                                    ------------    ------------

           Total current liabilities                                   1,795,500       1,425,401
                                                                    ------------    ------------

Long term liabilities
        Mortgages payable                                              2,740,343       2,766,251
        Loans payable stockholders                                     5,468,955       5,917,836
                                                                    ------------    ------------
            Total long term liabilities                                8,209,298       8,684,087
                                                                    ------------    ------------
            Total liabilities                                         10,004,798      10,109,488
                                                                    ------------    ------------



Stockholders' equity (deficit)
Common stock, par value $0.001; 100,000,000  shares
authorized ; 5,125,000 and 5,014,750 shares
outstanding in August 31, 2001 and February 28, 2001 respectively          5,125           5,015

Additional paid-in capital                                             2,538,180       1,878,430
Accumulated deficit                                                   (3,197,329)     (2,629,741)
                                                                    ------------    ------------

           Total stockholders' equity (deficit)                         (654,024)       (746,296)
                                                                    ------------    ------------
           Total liabilities and stockholders' equity (deficit)     $  9,350,773    $  9,363,192
                                                                    ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENT OF OPERATIONS

                                                SIX             SIX             THREE             THREE
                                              MONTHS          MONTHS           MONTHS             MONTHS
                                               ENDED           ENDED            ENDED             ENDED
                                           AUGUST 31, 2001  AUGUST 31, 2000  AUGUST 31, 2001 AUGUST 31, 2000
                                           ---------------------------------------------------------------------
Revenue

Sales                                         $ 4,356,139    $ 2,938,385    $ 2,422,506    $ 2,818,133
Membership plans                                  215,922         12,035        132,931         12,035
Port Jefferson sales                              200,000                       200,000           --
                                              -----------    -----------    -----------    -----------
    total revenue                               4,772,061      2,950,420      2,755,437      2,830,168
                                              -----------    -----------    -----------    -----------

Costs and Expenses

Cost of sales                                   3,254,697      2,413,862      1,841,580      2,413,862



Salaries, benefits and consulting fees            598,011        870,932        301,468        574,389
Rent and utilities                                309,339         87,680        216,529         (5,130)
Professional fees                                  78,692         36,467         59,817         17,592
Depreciation and amortization                     211,552         85,016        118,377         (8,159)
Research and development                           18,750        110,384           --           91,634
Other costs and expenses                          466,427        570,432        276,060        380,065
Abandoment of lease                                65,955           --           65,955           --
                                              -----------    -----------    -----------    -----------
     Total costs and  expenses                  5,003,423      4,174,773      2,879,786      3,464,253
                                              -----------    -----------    -----------    -----------
     Loss before interest expense                (231,362)    (1,224,353)      (124,349)      (634,085)

Interest expense                                  336,226        117,652        170,490        (48,084)
                                              -----------    -----------    -----------    -----------
Net loss                                      $  (567,588)   $(1,342,005)   $  (294,839)   $  (586,001)
                                              ===========    ===========    ===========    ===========



Basic and diluted net loss per common share         (0.11)         (0.28)         (0.06)         (0.12)

Weighted average shares used in basic
net loss per share calculation                  5,058,566      4,867,333      5,091,119      4,867,333





              The accompanying notes are an integral part of these
                       consolidated financial statements.



                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENT OF CASH FLOWS


                                                            SIX           SIX
                                                           MONTHS        MONTHS
                                                           ENDED         ENDED
                                                     August 31, 2001 August 31, 2000
                                                      --------------  -------------


OPERATING ACTIVITIES
OPERATING ACTIVITIES
Net loss                                                  (567,588)   $(1,342,005)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                         211,552         85,016
     Stock based compensation                                 --           66,000

Changes in operating assets and liabilities
     Accounts receivable                                    (5,679)       (64,604)
     Prepaid expense                                       240,000        (31,598)
     Other receivables                                    (234,431)      (106,932)
     Security deposits                                      10,000           --
     Inventory                                             (37,442)          --
     Accounts payable                                     (222,440)       495,294
     Accrued expenses                                     (147,093)        85,349
    Deferred revenue                                       107,264        132,379
                                                       -----------    -----------
          Cash used in operating activities               (645,857)      (681,101)
                                                       -----------    -----------

INVESTING ACTIVITIES
Purchase of leaseholds, improvements and equipment        (176,494)    (6,061,356)
Software development                                          --         (109,220)
DEPOSITS ON LEASEHOLDS                                                     50,000
                                                       -----------    -----------
     Cash used in investing activities                    (176,494)    (6,120,576)
                                                       -----------    -----------
FINANCING ACTIVITIES
Expenses related to financing activities                    (1,640)      (143,555)
Proceeds from issuance of common stock, net                  3,600
Proceeds from loans                                        632,368      4,082,300
Proceeds from loans - stockholders                         214,118      2,220,541
Repayment of Mortgages                                     (25,908)          --
                                                       -----------    -----------
          Cash provided by financing activities            822,538      6,159,286
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents           187       (642,391)
Cash and cash equivalents at beginning of period             2,794      1,041,095
                                                       -----------    -----------
Cash and cash equivalents at end of period             $     2,981    $   398,704
                                                       ===========    ===========



Supplemental Information:
     Interest payments                                 $   136,990           --
     Income Tax payments                                      --             --






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      E-STAR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                 AUGUST 31, 2001



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

These interim statements should be read in conjunction with the audited February 28, 2001 consolidated financial statements and related notes thereto included in the Company's February 28, 2001 certified financial statements. The results of operations for the six months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding period and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

Beginning March 1, 2001, the Company has not be considered a development stage enterprise.

2        Leasing of Site

                The Company owns a car wash facility in Port Jefferson, Long Island, NY. The Company has leased the Port Jefferson facility to a third party who is not affiliated with the Company or with any of the directors or executive officers. The lease is for 22 years, at an initial triple net rental of $38,400 per annum, increasing by 5% each year. In such lease transaction the Company is to receive an aggregate of an additional $150,000, plus interest, in monthly loan payments over the next two years. The lessee is using the "All Star" name for the facility. The Port Jefferson facility began operations in June 2001.

  3.     SB-2 Registration

                The SB-2 Registration has been closed. Pursuant to the registration statement the Company sold an aggregate of 250,000 shares and received net proceeds of $1,388,360.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ALALYSIS
OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

General Business

We have a limited operating history with our car wash and car care service businesses. Since January 2000 our main business has been the acquisition, renovation and operation of the car wash and car care facilities. We have also developed Worlds Best Membership (WBM). On March 1, 2001, we became fully operational at five locations and the sixth opened in June. At this time we are repositioning our company from a company involved in the day to day operations, to a company that acquires real property and leases the sites, and the All-Star name. We will continue to develop and market the WBM programs.


Results of Operations

Six Months August 31, 2001

Revenue-Sales for the six months ended August 31, 2001 were $4,356,139 from gasoline, carwash and convenience store sales, $215,922 was from the sale of membership plans and $200,000 was from leasing of the Port Jefferson site. The car wash business may suffer from seasonal trends, and certain weather conditions. In this period both affected our business. The first quarter was affected by a loss of 30% of operating days due to rain and the second quarter was affected by the summer months. Our business suffers in extended periods of warm, dry weather, which may encourage customers to wash their own cars. We also had only five of our six sites operational in the first quarter. The sixth site became operational in June 2001.

Cost of Sales was $3,254,697. These costs are primarily attributed to the cost of fuel. The margin for fuel is small compared to the margin on car wash sales.

Research and development expense was $18,750 for the six months ended August 31, 2001. These expenses were primarily related to the development of our Point of Sale (POS) software program and the security tracking software program. The POS software is operational at all of our six car wash locations. We are in the third phase of development. We plan to market the POS software in the coming year. The POS software will be marketed to other car washes and can be adapted for use in other industries. We believe that we will need to raise additional capital through equity or alternative financing to market this product properly. To date funds have not been available to start marketing the (POS) software. We expect to continue to make substantial investments in the research and development of new products in management information systems through the use of the Internet, for use by our subsidiaries and for resale, as additional financing becomes available.

Salaries, benefits and consulting fees were $598,011 for the six months ended August 31, 2001. These expenses were primarily attributed to salaries for management and for running operations.

Other costs and expenses was $466,427. They include travel, advertising, printing and reproduction, insurance, bank charges and merchant fees.

Depreciation and amortization expense amounted to $211,552, primarily attributed to the amortization of leaseholds and leasehold improvements.


Interest expense was $336,226 and is attributed to mortgages and shareholders loans pursuant to subscription agreements. Interest expense of $190,746 is attributed to shareholders loans, and $145,480 is from other loans and mortgages.

Net loss was $567,583 for the six months ended August 31, 2001. The loss is attributed to carrying two of our locations for the first three months of the quarter when renovation and construction took place. These locations became operational in June 2001. This quarter is our weakest quarter because of the summer months.


THREE MONTHS AUGUST 31, 2001

Revenue-Sales for the three months ended August 31, 2001 were $2,422,506 from gasoline, carwash, and convenience store sales, $132,931 was from the sale of membership plans and $200,000 was from the leasing of Port Jefferson. We were able to achieve this revenue despite being in our weakest quarter of our year. Sales have also increased over last quarter with an additional site beginning operations.

Cost of Sales was $1,841,580 for the three months ended August 31, 2001, primarily attributed to the cost of fuel. The margin for fuel is small compared to the margin on car wash sales.

Salaries, benefits and consulting fees were $301,468 for the three months ended August 31, 2001. These expenses were primarily attributed to salaries for management and for running operations. In this quarter we had additional expenses relating to the opening of our Freeport site. Additional management and staff were necessary for training our staff properly. We do not expect to have these costs going forward.

Other costs and expenses was $276,060 for the three months ended August 31, 2001. They include travel, advertising, printing and reproduction, insurance, bank charges and merchant fees. Additional advertising expenses were incrured in this quarter in relation to opening of our Freeport site.

Depreciation and amortization expense amounted to $118,377 are primarily attributed to the amortization of leaseholds and leasehold improvements.

Interest expense was $170,490 and is attributed to mortgages and shareholders loans pursuant to subscription agreements. Interest expense of $95,373 is attributed to shareholders loans and $75,117 is from other loans and mortgages.

Net loss was $294,831 for the year three months ended August 31, 2001. The loss is attributed being in our weakest quarter of the year as well as the high interest costs associated with the loans to shareholder pursuant to the subscription agreements.





LIQUIDITY AND CAPITAL RESOURCES AS OF AUGUST 31, 2001

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

Net cash used in operating activities was $670,857 for the six months ended August 31, 2001. Net cash used in operating activates was primarily attributable to a net loss of $567,588 partially offset by a decrease in prepaid expenses and an increase in Other receivables of $234,431 and less a decrease in accounts payable of $222,440 and accrued expense of $147,093.

Net cash used in investing activities for the six months ended August 31, 2001 was $176,494 and can be attributed to the renovation of two locations. We anticipate no major renovation or acquisitions in the near future.

Net cash provided by financing activities for the six months ended August 31, 2001 was $822,538, primarily from demand loans that were made by affiliates.





                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

           Sunoco, Inc. instituted an action for approximately $210,000 against one of our wholly owned subsidiaries in the Supreme Court of the State of New York, Suffolk County. Sunoco claims approximately $56,000 for fuel sold, approximately $24,000 for money loaned to our subsidiary, $60,000 for equipment our subsidiary uses belonging to Sunoco and $70,000 for contract stipulated liquidated damages. Our subsidiary has denied Sunoco's claims and counterclaimed for $1,000,000 damages resulting from Sunoco's breach of its agreement to supply our subsidiary with fuel.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)                 EXHIBIT NO.          DESCRIPTION
                    -----------          -----------
                        3.1              Articles of Incorporation (1)
                        3.2              By-Laws (1)
------------------------


(1)        Filed as an Exhibit to the Company's Registration Statement on
           Form SB-2 (File No. 333-34790) and incorporated herein by reference.

(b)        REPORTS ON FORM 8-K

           We did not file any report on Form 8-K in the quarter ended August 31, 2001.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                     Registrant:

                                                     E-STAR HOLDINGS, INC.



Date: October 15, 2001                         By: /S/ ZION MICHTAVY
                                                   -----------------------------
                                                   Zion Michtavy
                                                   Secretary