Form 10QSB
period 2001-11-30
E STAR HOLDINGS INC
filed 2002-01-22
CIK 1111572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2001.

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


   The number of shares outstanding of the issuer's common stock is 5,125,000
                            (as of January 18, 2002)


--------------------------------------------------------------------------------

                              E-STAR HOLDINGS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED NOVEMBER 30, 2001


                              ITEMS IN FORM 10-QSB


                                                                           PAGE
Facing page


PART I
              Item 1.    Financial Statements                                1
              Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 6
PART II
              Item 1.    Legal Proceedings                                   9
              Item 2.    Changes in Securities and                          None
                         Use of Proceeds
              Item 3.    Defaults Upon Senior Securities                    None
              Item 4.    Submission of Matters to
                         a Vote of Security Holders                         None
              Item 5.    Other Information                                  None
              Item 6.    Exhibits and Reports on Form 8-K                    9
Signatures




                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                     ASSETS
                                                                      November 30,     February 28,
                                                                          2001            2001
                                                                      (Unaudited)       (Audited)
                                                                    ---------------  ---------------

Current assets:
      Cash and Cash equivalents                                       $      3,688    $      2,794
      Accounts Receivable                                                     --            10,391
      Inventory                                                            157,520         142,209
      Other receivables                                                    209,712            --
      Prepaid expenses                                                      55,826         265,826
                                                                      ------------    ------------

          Total current assets                                             426,746         421,220

Property and equipment, net                                              8,616,520       8,693,891
Software development costs                                                 124,453         166,951
Security deposits                                                           64,599          81,130
                                                                      ------------    ------------
           Total assets                                               $  9,232,318    $  9,363,192
                                                                      ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilites:

        Loans payable                                                 $  1,022,066    $     98,790
        Accounts payable                                                   734,879         839,703
        Accrued liabilities                                                432,547         394,410
        Deferred revenue                                                   124,024          92,498
                                                                      ------------    ------------

           Total current liabilities                                     2,313,516       1,425,401
                                                                      ------------    ------------

Long term liabilities
        Mortgages payable                                                2,539,789       2,766,251
        Loans payable stockholders                                       5,259,250       5,917,836
                                                                      ------------    ------------
            Total long term liabilities                                  7,799,039       8,684,087
                                                                      ------------    ------------
            Total liabilities                                           10,112,555      10,109,488
                                                                      ------------    ------------



Stockholders' equity (deficit)
Common stock, par value $0.001; 100,000,000  shares
authorized ; 5,125,000 and 5,014,750 shares issued and
outstanding in November 30, 2001 and February 28, 2001 respectively          5,125           5,015

Additional paid-in capital                                               2,538,180       1,878,430
Accumulated deficit                                                     (3,423,542)     (2,629,741)
                                                                      ------------    ------------

           Total stockholders' equity (deficit)                           (880,237)       (746,296)
                                                                      ------------    ------------
           Total liabilities and stockholders' equity (deficit)       $  9,232,318    $  9,363,192
                                                                      ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED



                                                          NINE MONTHS ENDED             THREE MONTHS ENDED
                                                             NOVEMBER 30,                   NOVEMBER 30,
                                                           2001          2000           2001           2000
                                                      -----------    -----------    -----------    -----------
Revenue

Sales                                                 $ 6,400,071    $ 5,395,595    $ 2,043,932    $ 2,457,210
Membership plans                                          374,916         76,844        158,994         64,809
Sale of Port Jefferson operation                          250,000           --             --
                                                      -----------    -----------    -----------    -----------
    total revenue                                       7,024,987      5,472,439      2,202,926      2,522,019
                                                      -----------    -----------    -----------    -----------

Costs and Expenses

Cost of sales                                           4,834,581      4,562,785      1,579,884      2,148,923



Salaries, benefits and consulting fees                    868,546      1,325,549        270,535        454,617
Rent and utilities                                        477,720        256,322        168,381        168,642
Professional fees                                         101,142         70,206         22,450         33,734
Depreciation and amortization                             350,076        122,685        138,524         37,669
Research and development                                   37,577        192,252         18,827         81,868
Other costs and expenses                                  596,994        637,030        163,567         66,598
Abandonment of lease                                       65,955           --             --             --
                                                      -----------    -----------    -----------    -----------
     Total costs and  expenses                          7,332,591      7,166,829      2,362,168      2,992,051
                                                      -----------    -----------    -----------    -----------
     Loss before interest expense                        (307,604)    (1,694,390)      (159,242)      (470,032)

Interest expense                                          486,197        241,495        149,971        123,843
                                                      -----------    -----------    -----------    -----------

                                                      -----------    -----------    -----------    -----------
Net loss                                              $  (793,801)   $(1,935,885)   $  (309,213)   $  (593,875)
                                                      ===========    ===========    ===========    ===========



Basic and diluted net loss per common share                  (.16)         (0.40)         (0.06)         (0.12)

Weighted average shares used in basic
net loss per share calculation                          5,055,033      4,877,661      5,125,000      4,877,661



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED



                                                             NINE            NINE
                                                            MONTHS          MONTHS
                                                             ENDED           ENDED
                                                          NOVEMBER 30,    NOVEMBER 30,
                                                            2001            2000
                                                       --------------- ----------------


OPERATING ACTIVITIES
Net loss                                                  (793,801)   $(1,935,885)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                         350,076        122,685
     Stock based compensation                                 --           81,000

Changes in operating assets and liabilities
     Accounts receivable                                    10,391        (89,260)
     Prepaid expense                                       210,000        (76,332)
     Other receivables                                    (209,712)      (107,264)
     Security deposits                                      16,531           --
     Inventory                                             (15,311)          --
     Accounts payable                                     (104,824)       595,450
     Accrued expenses                                       38,137        111,551
    Deferred revenue                                        31,526        182,653
                                                       -----------    -----------
          Cash used in operating activities               (466,987)    (1,115,402)
                                                       -----------    -----------

INVESTING ACTIVITIES
Purchase of leaseholds, improvements and equipment        (230,876)    (7,924,748)
Software development                                          --         (166,951)
Deposits on leaseholds                                        --          150,000
                                                       -----------    -----------
     Cash used in investing activities                    (230,876)    (7,941,699)
                                                       -----------    -----------
FINANCING ACTIVITIES
Expenses related to financing activities                    (1,640)
Proceeds from issuance of common stock, net                  3,600        454,598
Proceeds from loans                                        923,259
Proceeds from loans - stockholders                            --        7,640,198
Repayment of Mortgages                                    (226,462)          --
                                                       -----------    -----------
          Cash provided by financing activities            698,757      8,094,796
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents           894       (962,305)
Cash and cash equivalents at beginning of period             2,794      1,041,095
                                                       -----------    -----------
                                                       -----------    -----------
Cash and cash equivalents at end of period             $     3,688    $    78,790
                                                       ===========    ===========





Supplemental Information:
     Interest payments                                 $   173,305           --
     Income Tax payments                                      --             --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      E-STAR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                NINE MONTHS ENDED
                                NOVEMBER 30, 2001



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

Beginning March 1, 2001, the Company has not been considered a development stage enterprise.

2        Leasing of Site

              The Company owns a car wash facility in Port Jefferson, Long Island, NY. The Company has leased the Port Jefferson facility to a third party who is not affiliated with the Company or with any of the directors or executive officers. The lease is for 22 years, at an initial triple net rental of $38,400 per annum, increasing by 5% each year. In such lease transaction the Company is to receive an aggregate of an additional $200,000, plus interest, in monthly loan payments over the next two years, for a total sales price of $250,000. The lessee is using the "All Star" name for the facility. The Port Jefferson facility began operations in June 2001.

  3.         SB-2 Registration

              The SB-2 Registration has been closed. Pursuant to the registration statement the Company sold an aggregate of 250,000 shares and received net proceeds of $1,388,110.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS

We have a limited operating history with our car wash and car care service businesses. Since January, 2000 our main business has been the acquisition, renovation and operation of the car wash and car care facilities. We have also developed Worlds Best Membership (WBM). On March 1, 2001, we became fully operational at five locations and the sixth opened in June. At this time we are repositioning our company from a company involved in the day to day operations, to a company that acquired real property and leases the sites, and the All-Star name. We will continue to develop and market the WBM programs.



RESULTS OF OPERATIONS

Nine Months November 30, 2001

Sales for the nine months ended November 30, 2001 were $6,400,071 from gasoline, carwash and convenience store sales, $374,916 was from the sale of membership plans and $250,000 for leasing of the Port Jefferson site. All of our locations are in the New York area. Sales for the nine months ended November 30, 2001 were affected by the terrorist attacks against the United States on September 11, 2001. For this period we also had only five of our six sites operational in the first quarter. The sixth sight became operational in the August 2001 quarter.

Cost of Sales was $4,834,581 primarily attributable to the cost of fuel. The margin for fuel is small compared to the margin on car wash sales.

Research and development expense was $37,577 for the nine months ended November 30, 2001. These expenses were primarily related to the development of our Point of Sale (POS) software program and the security tracking software program. The POS software is operational at all of our six car wash locations. We are in the third phase of development. We plan to market the POS software in the coming year. The POS software will be marketed to other car washes and can be adapted for use in other industries. We believe that we will need to raise additional capital through equity or alternative financing to market this product properly. To date funds have not been available to start marketing the (POS) software. We expect to continue to make substantial investments in the research and development of new products in management information systems through the use of the internet, for use by our subsidiaries and for resale as additional financing becomes available.

Salaries, benefits and consulting fees were $868,546 for the nine months ended November 30, 2001. These expenses were primarily attributed to salaries for management and for running operations.

Other costs and expenses was $596,994. They include auto, advertising, printing and reproduction, insurance, bank charges and merchant fees.

Depreciation expense was $350,076, primarily attributable to the amortization of leaseholds and leasehold improvements.

Interest expense was $486,197 and is attributed to mortgages and shareholders loans pursuant to subscription agreements. Interest expense of $316,863 is from shareholders loans, and $169,334 is from other loans and mortgages.

Net loss was $793,801 for the nine months ended November 30, 2001. The loss is attributed to carrying two of our locations for the first three months of the period when renovation and construction took place. These locations became operational in June 2001. We did not meet our sales projections due to the extended period warm, dry weather experienced in the northeast. During periods of warm dry weather customers wash their own cars. Our revenue were affected by the terrorist attacks against the United States on September 11, 2001.


THREE MONTHS NOVEMBER 30, 2001

Sales for the three months ended November 30, 2001 were $2,043,932 from gasoline, carwash, convenience store sales, $158,994 was from the sale of membership plans. Our sales were affected by the warm, dry weather in the fall as well as the September 11, 2001 terrorist attacks on the New York area.

Cost of Sales was $1,579,884 for the three months ended November 30, 2001. These costs are primarily attributed to the cost of fuel. The margin for fuel is small compared to the margin on car wash sales.

Salaries, benefits and consulting fees were $270,535 for the three months ended November 30, 2001. These expenses were primarily attributed to salaries for management and for running operations.

Other costs and expenses was $163,567 for the three months ended November 30, 2001 they include auto, advertising, printing and reproduction, insurance, bank charges and merchant fees.

Depreciation expense was $138,524, primarily attributable to the amortization of leaseholds and leasehold improvements.

Net loss was $309,213 for the year three months ended November 30, 2001. The loss is attributed to our not meeting our sales projection due to the terrorist attacks on the United States on September 11, 2001. The weather was also a contributing factor with the extended period of dry, hot weather into the fall. In addition the high interest costs associated with the loans to shareholder and additional interest expense incurred for short term working capital contributed to this loss.



LIQUIDITY AND CAPITAL RESOURCES AS OF NOVEMBER 30, 2001

We believe that revenue from six fully operational locations and the leasing of Port Jefferson will generate sufficient cash flow for the next year. We also believe that we will not incur many of the start up costs that we incurred in the previous year. We believe that we will still have losses due to the borrowing and the high interest costs associated with this borrowing. We will not be able to expand carwash sites or market new products without the availability of new credit lines. We still have access to the subscription agreements if necessary. We feel that the terms of these agreements are not beneficial for use in the future purchase of sites or for working capital needs. Our ability to continue as a going concern is dependent upon being able to find additional financing. We can give no assurances that we will be able to find such financing with acceptable terms.

Net cash used in operating activities was $466,987 for the nine months ended November 30, 2001. Net cash used in operating activates was primarily attributable to a net loss of $793,801 partially offset by a decrease in prepaid expenses an increase in Other receivable of $209,712 and an increase in accrued expense of $31,526.

Net cash used in investing activities for the nine months ended November 30, 2001 was $230,876 and can be attributed to the renovation of two locations. We anticipate no major renovation or acquisitions in the near future.

Net cash provided by financing activities for the nine months ended November 30, 2001 was $698,757 primarily from demand loans off set by repayment of mortgages.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Sterling Business Solutions, Inc. instituted an action against five of our wholly owned subsidiaries in the Supreme Court of the State of New York, Queens County. Sterling claims an aggregate of approximately $39,600 owed to it by our subsidiaries for salaries paid by Sterling for persons working for our subsidiaries. Our subsidiaries have denied Sterling's claims.

         The Alan T. Brown Foundation to Cure Paralysis instituted an action against us in the Supreme Court of the State of New York, New York County. The Brown Foundation claims $20,000 as the balance of a pledge we made to the Brown Foundation. We have denied liability because we made the pledge in consideration for the Brown Foundation promoting our "All Star Car Wash" name at a fund-raising sports tournament and because the Brown Foundation failed to properly promote our name at that event.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)              EXHIBIT NO.       DESCRIPTION
                 -----------       -----------
                     3.1           Articles of Incorporation (1)
                     3.2           By-Laws (1)
------------------------


(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790) and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         We did not file any report on Form 8-K in the quarter ended November 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   Registrant:

                                                 E-STAR HOLDINGS, INC.



Date: January 22, 2002                      By: /S/ ZION MICHTAVY
                                               ---------------------------------
                                               Zion Michtavy
                                               Secretary