Form 10QSB/A
period 2001-11-30
E STAR HOLDINGS INC
filed 2002-01-29
CIK 1111572

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  -------------

                                  FORM 10-QSB/A
                                  -------------
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 2001.

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


                              ITEMS IN FORM 10-QSB/A


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



LIQUIDITY AND CAPITAL RESOURCES AS OF NOVEMBER 30, 2001

We believe that revenue from six fully operational locations and the leasing of Port Jefferson may not generate sufficient cash flow for the next year. We believe without the availability of the subscription agreements from the founders or securing a working capital lien of credit, we may not continue as a going concern. We can give no assurances that we will be able to find such financing with acceptable terms.

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