Form 10KSB
period 2002-02-28
E STAR HOLDINGS INC
filed 2002-06-13
CIK 1111572

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                  -------------
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     FEBRUARY 28, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM  ________________ TO _________________

                         Commission file number 0-31217

                              E-STAR HOLDINGS, INC.
               (Exact name of issuer as specified in its charter)


                NEVADA                               06-1574303
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

            165 EAB PLAZA
        WEST TOWER, 6TH FLOOR
            UNIONDALE, NY                               11566
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:        (516) 484-5269
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


      Registrant's revenues for its most recent fiscal year was $ 9,064,435


The number of shares outstanding of the Registrant's common stock is 51,250,000 (as of 6/5/02). There is not yet any trading market for the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE - None


================================================================================

                              E-STAR HOLDINGS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED FEBRUARY 28, 2002

                              ITEMS IN FORM 10-KSB
                                                                            PAGE
Facing page

PART I

Item 1.    Business ...........................................................1
Item 2.    Properties..........................................................1
Item 3.    Legal Proceedings ..................................................5
Item 4.    Submission of Matters to
                     a Vote of Security Holders ............................None
PART II
Item 5.    Market for the Common Equity
                     and Related Stockholder Matters...........................6
Item 6.    Management's Discussion and Analysis................................7
Item 7.    Financial Statements...............................................10
Item 8.    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.................None
PART III
Item 9.    Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)
                     of the Exchange Act......................................10
Item 10.             Executive Compensation...................................12
Item 11.             Security Ownership of Certain Beneficial
                     Owners and Management....................................12
Item 12.             Certain Relationships and Related Transactions.........None
Item 13.             Exhibits and Reports on Form 8-K.........................15
Signatures....................................................................16
Financial Statements.........................................................F-1

                                     PART I

ITEMS 1 AND 2        BUSINESS AND PROPERTY


           We presently operate four car wash facilities, at two of which we also operate gas stations. We operate convenience stores at each of these four locations and sell jewelry at three of them. These four facilities are all located on Long Island, New York, and operate under the name "All Star." These are our four car wash/gas stations.



   ADDRESS                       OWNED/LEASED                     EXPIRATION OF LEASE                 PRODUCTS AND SERVICES
   -------                       ------------                     -------------------                 ---------------------

OCEANSIDE
210 Atlantic Avenue           Leased.  We have an                 May 31, 2008.  We                Car wash, gasoline, jewelry
Oceanside, NY                 option to purchase this             have five 5-year options         and convenience store
11572                         property.                           to extend this lease to
                                                                  May 31, 2033.
COPIAGUE
1191 Sunrise                  Leased                              February 1, 2020                 Car wash, jewelry and
Highway                                                                                            convenience store
Copiague, NY 11726

COMMACK
1103 Jericho                  Leased.  We have                    N/A                              Car wash, gasoline, jewelry
Turnpike                      recently exercised our                                               and convenience store
Commack, NY                   option to purchase this
11725                         property for $1,100,000,
                              paid $138,000 of the purchase price and are
                              negotiating to secure mortgage financing for
                              payment of the balance. We give no assurance that
                              we can secure such mortgage financing.
CENTEREACH
2495 Middle                   Leased.                             December, 2030                   Car wash and convenience
Country Road                                                                                       store
Centereach, NY
11720



           Our business plan is to lease or sell some or all of our car wash/gas station facilities to third parties who are not affiliated with us, our directors or executive officers, if we deem the terms of such transaction beneficial to our company. To the extent that our financial resources permit, we will continue acquiring, building and/or renovating new car wash/gas station facilities, with a view to selling and leasing such facilities to third parties. Our goal is to have such purchasers and lessees and other independently owned car washes and gas stations operate under our "All Star" name and to participate in our membership programs which are described below.

           In the past year we have leased three of our car wash/gas station facilities to non-affiliated third parties on the terms described below. The tenant of each of these car wash/gas station facilities pays all the real estate taxes and other expenses (except interest and principal payments on the mortgage) for the leased property.



                           CASH DOWN PAYMENT                                           EXPIRATION OF               PRODUCTS
   ADDRESS                   RECEIVED BY US                  YEARLY RENT                   LEASE                  AND SERVICES
   -------                   --------------                  -----------                   -----                    --------
FREEPORT                     $200,000*                       $75,600 - increases           Feb. 22, 2022              Car wash,
--------
199 Sunrise Highway                                          3.5% each year                                           gasoline and
Freeport, NY 11538                                                                                                    jewelry

PORT JEFFERSON               $50,000 plus 24                 $44,100 - increases           May 31, 2023               Car wash
--------------
103 Texaco Ave.              monthly payments of             5% each year                                             and
Port Jefferson, NY 11777     $6,784.09 each,                                                                          convenience
                             having begun in June                                                                     store
                             2001
SAYVILLE                     $700,000 (which                 $213,600 - increases          March 31, 2027             Car wash,
--------
4740-4750 Sunrise            included satisfaction of        3.5% each year                                           gasoline,
Highway                      a $350,000 obligation                                                                    fast lube,
Sayville, NY 11782           owed by us), plus                                                                        convenience
                             $350,000 in cash and a                                                                   store and
                             $250,000 payable with                                                                    jewelry
                             interest at 6% per
                             annum over 12 years

--------------
* Tenant has the option to purchase the property for $1,200,000 prior to September 1, 2002 and for $1,250,000 prior to March 1, 2003.


           All our three tenants operate their car wash/gasoline/fast lube facilities under the name "All Star" and all three participate in our membership programs.

         MEMBERSHIP PROGRAMS. We promote sales at our car wash and gasoline station facilities through our "World's Best Membership.com" programs.

         We have membership plans for car wash, gasoline and jewelry sales. To participate in any membership plan a prospective member has to pay a $69 annual fee. The inducement for a prospective member to join our membership plan buying clubs is to purchase our products and services below prevailing market prices. We rely on fees paid by members for the plans described below to make up for all or most of such reductions in prices. The following are the membership plans we now offer.




   PRICE PER CAR          SERVICE OR
(OR 2 CARS) PER YEAR       PRODUCT                                     MEMBERSHIP BENEFITS
        $ 99                Car Wash             Unlimited number of exterior washes only
       $ 399                Car Wash             Unlimited number of car washes, plus machine wax finish
                                                 and cleaning of interiors
       $ 499                Car Wash             Same as the car wash service for $399 per year but covers
    (for 2 cars)                                 two cars
        $ 75                Gasoline             Gasoline prices guaranteed to be at least 5(cent)per gallon below the market price.  Currently we sell gasoline to the members of this plan at approximately 10(cent)per gallon
                                                 below the market price.
       $ 225                Gasoline             Gasoline prices guaranteed to be at least 11(cent)per gallon below the market price.  Currently we sell gasoline to the members of this plan at 35(cent)to 40(cent)per gallon below the market price.
        $ 25                Jewelry              Sales at 15% above our cost (which includes our applicable overhead).


           These car wash and gasoline plans are not available for vehicles used for commercial purposes, such as taxicabs, car service and delivery vehicles. For commercial vehicles we have membership plans for both car wash and gasoline sales. For $199 yearly charge per commercial vehicle we offer for that vehicle an unlimited number of exterior washes and guaranty gas prices at 5(cent) per gallon below the market price. For $399 yearly charge per commercial vehicle, we offer that vehicle an unlimited number of car washes, plus a machine wax finish, cleaning of interiors, and guaranty gas prices at 5(cent) per gallon below the market price. Nearby one of our two facilities that do not sell gasoline, two gasoline stations sell gasoline at discounted prices to persons participating in our gasoline membership plans, all membership fees being retained by us.

           Until now our Sayville facility (which we have leased for operation by a third party) was the only one that provided a fast lube and oil change service. Our tenant's fast lube and oil change service at Sayville is available to our members at a price reduced by $10.00 from the price our tenant charges to the general public, but only for non commercial vehicles for which a membership has been secured.

           At all of our locations we also offer "detailing" services which include hand washing, machine waxing, carpet shampooing and upholstery cleaning, leather and vinyl interior dressing, deodorizing and engine cleaning. Detailing services are not now a significant source of revenue for us.

         CONTROLS. We have developed our own proprietary management information system under the direction of Jason Levine, our vice president. We have created our own software for the retail ("point of sale" or POS) component of our system which, when the membership card is swiped through a cash register or computer at our or our tenant's car wash or gas station, enables our employee at the facility to see on a display screen the picture of the vehicle (with license plate) for which the price reduction and/or services are available, and whether the member is current in payment of the membership fees for that vehicle. Our POS system also provides our managers at our retail locations and our headquarters office information, on a real time basis, of the amount of gasoline being sold and cars washed at each facility separately for members and non members. We believe that so long as not more than 50% of the total amount of gasoline we sell is sold to members, the membership fees received by us will offset any loss from gasoline sales at discounted prices to members. If gasoline sales to members at discounted prices amount to 50% or more of total gasoline sales, we plan to reduce the discounts from market prices that we currently give members in steps until the discount from market price is not greater than the 5% or 11% (depending on the membership plan) we have guaranteed to our members.

           Our POS system also tracks all other types of products (jewelry and other) we sell and services (such as fast lube and oil change) we or our tenants provide, separately computed for members and non members.

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

           LICENSING. We hope to develop licensing programs for the use of our "All Star" name by independent car wash and gasoline stations owners other than our tenants and to have them participate in our membership programs. When a person joins our membership program through other car wash and gasoline station owners, we retain the initial $69 paid by a member to participate in membership plans sold by us and by our tenants. The other owners keep the membership fees for the separate programs. We do not now charge fees to our tenants for use of our proprietary management information system.

           SUPPLIES. The gasoline which we sell is readily available from the major oil companies as well as from independent dealers. We now sell unbranded gasoline at our two gas stations. All other goods and materials used by us in the operation of our business are readily available from different sources.

           GOVERNMENT REGULATION. We are governed by the federal, state and local laws and regulations, including environmental regulations, that regulate the operation of our car wash centers and other car services businesses. Car wash centers utilize cleaning agents and waxes in the washing process that are then discharged in waste water along with oils and fluids washed off of vehicles. Other car services, such as gasoline and lubrication, use a number of oil derivatives and other regulated hazardous substances. As a result, we are governed by environmental laws and regulations dealing with, among other things:

         o transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes;

         o     discharge of water used for car washes; and

         o     underground storage tanks.

           If we were found to be in violation of applicable environmental laws and regulations, we could be responsible for clean up costs, property damage and fines or other penalties, any one of which could have a material adverse effect on our financial condition and results of operations. We believe that our gasoline stations comply with all applicable governmental regulations. We have taken and will continue to take all steps necessary, including installation of water recycling systems, to make certain that our car wash facilities are in compliance with applicable regulations.

           CAR CARE COMPETITION. The extent and kind of competition that we face varies. The car wash industry is highly competitive. Competition is based primarily on location, facilities, customer service, available services and rates. Because barriers to entry into the car wash industry are relatively low, competition may be expected to continually arise from new sources not currently competing with us. In this sector of our business we also face competition from outside the car wash industry, such as gas stations and convenience stores that offer automated car wash services. In some cases, these competitors may have significantly greater financial and operating resources than we do. In our gasoline stations we face competition from a number of sources, including regional and national chains, other gasoline stations and companies and automotive companies and specialty stores, both regional and national. Costco, K-Mart and Walmart's Sam's Club offer sale of gasoline to their members at discounted prices. Besides sales to consumers participating in our membership gasoline plans, B.J. Wholesale Club is the only other membership club that sells gasoline on Long Island (only at their Farmingdale facility) at discounted prices to their members.

           EMPLOYEES. We presently employ 18 people on a full time basis, including 2 executive officers. 6 of these people are managers and other supervisory or clerical personnel. 10 persons are engaged in washing cars, selling gasoline, operating our convenience stores and jewelry sales and recruiting members at our car wash facilities. We employ other persons on a day to day basis for washing cars, as our business requires.


ITEM 3         LEGAL PROCEEDINGS

           As previously reported there is litigation between us and Amerada Hess Corporation in the United States District Court for the Eastern District of New York. Amerada Hess claims we owe it $177,334 for gasoline deliveries and $147,762 for other claimed breaches by us of our agreement. We have sought to have Amerada Hess account for $300,000 they withdrew from our account.

           There are two law suits between us and Sunoco LLC. One is in the United States District Court for the Eastern District of New York and the other one is in the New York State Supreme Court, Suffolk County. Sunoco claims $56,000 for gasoline sold to us and an aggregate of $218,000 as damages for what they claim was our breach of supply agreements for two of our gasoline stations. We claim that it was Sunoco who breached our supply agreements and that such breach caused us damages of $3,000,000.

           In a lawsuit against us in New York State Supreme Court, New York County, Bowne LLC claims that we owe them $39,000 for printing services. We have disputed the amount of that claim.

           In a lawsuit against us in New York State Supreme Court, Nassau County, Avraham Tish claims that we owe him $35,000 balance owed on a purchase money note for our Oceanside facility. We claim that we were not obligated on the note and in any event that Mr. Tish breached our agreement with him for him to manage the Oceanside facility for us.

           In a lawsuit against us in New York Supreme Court , Nassau County, Autotech/Compuwash claims that it is entitled to a brokerage commission of $45,000 from us in connection with our purchase of the property on which our Oceanside facility is located. We have disputed Autotech's claim because Autotech is not a licensed real estate broker as required by New York law. Autotech claims that the transaction upon which its brokerage commission is based was principally the sale of a business rather than the sale of real estate.



                                     PART II


ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

           MARKET INFORMATION

           Our common stock is not currently being traded.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS

We have a limited operating history with our car wash and car care service businesses. Since January, 2000 our main business has been the acquisition, renovation and operation of the car wash and car care facilities. We have also developed Worlds Best Membership (WBM). On March 1, 2001, we became fully operational at five locations and the sixth opened in June 2001. At this time our business strategy is to acquire real property, renovate and develop a location, then sell the turn-key leasehold interest and license the "All-Star" name, to owner operators who will operate under long-term, triple-net leases. Key money will be determined by location, capital invested, branding, operating income and gross sales. We will continue to develop and market the WBM programs through our existing sites and the licensing with the All-Star name.

We expect to fund the purchase of properties with cash from operation, proceeds from debt or equity financing, the assumption of existing debt, or a combination of the foregoing.


RESULTS OF OPERATIONS

Year Ended February 28, 2002

Sales for the year ended February 28, 2002 were $7,445,469 from gasoline, carwash and convenience store sales, compared to $7,573,510 at February 28, 2001. Revenue from memberships and membership plans were $433,466 compared to $174,011 for the year ended February 2001. Revenue from leasing of the Port Jefferson, Freeport and Sayville sites were $1,150,000 for the year ended February 28, 2002 compared to -0- at February 28, 2001. Rental income was $35,500 for the year ended February 28, 2002 compare to -0- at February 28, 2001. Sales from gasoline, carwash and convenience store decreased by 2% which is attributable to the decline in gasoline price over the past year. In addition we have increased plan sales, which would decrease gasoline and carwash sales. We have increased membership and plan sales by 249%. Rental income will continue to increase in the coming year with additional sites being leased by us to third party operators.

Cost of Sales was $5,346,882 at February 28, 2002 compared to $6,387,940 at February 28, 2001. The decrease is attributable to the use of unbranded gasoline and the falling cost of gasoline. Cost of sales is primarily attributable to the cost of gasoline. The margin for gasoline is small compared to the margin on car wash sales.

Research and development expense was $0.00 at February 28, 2002, compared to $398,102 for the year ended February 28, 2001. These expenses were primarily related to the development of our Point of Sale (POS) software program and the security tracking software program. The POS software is operational at all of our six car wash locations. We plan to market the POS software in the coming year. The POS software will be marketed to other car washes and can be adapted for use in other industries. We believe that we will need to raise additional capital through equity or alternative financing to market this product properly. At the present time we believe that further research and development is not needed for this product, nor do we have any new products being considered for development.

Salaries, benefits and consulting fees were $1,116,787 for the year ended February 28, 2002 compared to $1,487,000 in the prior year. The decrease is attributable to the decrease in staff necessary for running each site. In 2001 we were still operating with additional staff for training. These expenses were primarily attributed to salaries for management and for running operations and consulting fees for marketing.

Other costs and expenses were $490,414 for the year ended February 28, 2002 compared to $839,781 at February 28, 2001. The decrease is attributable to one time start up costs incurred in the earlier year. They include auto, advertising, printing and reproduction, insurance, bank charges and merchant fees.

Depreciation expense was $504,134, for the year ended February 28, 2002 compared to $194,213 for the year ended February 28, 2001. The increase is attributable to leasehold purchases and leasehold improvements costs depreciated for the entire year, compared to February 28, 2001 when most of the site purchases and improvements took place in the latter part of the year. Depreciation expense is primarily attributable to the amortization of leaseholds and leasehold improvements.

Interest expense was $671,080 for the year ended February 28, 2002 compared to $381,005 for the year ended February 28, 2001. The increase is due to carrying seven sites for the second year. We also entered into short-term loans at higher interest rates to supplement our cash flow. Interest expense is attributed to short-term loans, mortgages and shareholders loans pursuant to subscription agreements. Interest expense of $476,806 is from shareholders loans, and $194,274 is from other loans and mortgages.

Net income was $19,957 for the year ended February 28, 2002 compared to a net loss of $2,411,252 the prior year. The increase in income is attributed to the increase in WMB membership and plans, the sales of three sites and the reductions in cost of sales, payroll and other costs offset by the increase in rent, utilities and depreciation expenses.

LIQUIDITY AND CAPITAL RESOURCES AS OF FEBRUARY 28, 2002

We believe that revenue from four fully operational locations and the leasing of Port Jefferson, Freeport and Sayville will generate sufficient cash flow for the next year. We believe that without additional financing either pursuant to our subscription agreements with our founders or securing a working capital line of credit, we may not be able to pursue our business strategy. We can give no assurances that we will be able to find such financing with acceptable terms.

In February, 2002 we exercised our option to purchase the real property at our Commack, Long Island, New York location for $1,100,000. We have given a $110,000 deposit for the acquisition. We are currently seeking financing to complete the acquisition. We can give no assurances that we will be able to secure adequate financing to complete this acquisition.

Net cash (used) by operating activities for the years ended February 28, 2002 and February 28, 2001 was $(141,777) and (1,396,376) respectively. Net cash used by operating activates was primarily attributable to net income and appreciation a decrease in prepaid expenses, offset by an increase in other receivable of $809,712.

Net cash used in investing activities for the year ended February 28, 2002 and February 28, 2001 was $349,831 and $8,668,198 respectively. The decrease in cash used for investing activities in 2002 was attributable to the renovation of two locations and the deposit for the purchase of the Commack location. We anticipate additional acquisitions in the near future, to be funded from monies received from the sale of existing locations, and securing additional financing, from owners and bank financings.


Net cash provided by financing activities for the year ended February 28, 2002 and February 28, 2001 was $505,576 and $9,026,273 respectively. The increase is attributable to the increase in demand loans off set by repayment of mortgages. We anticipate additional acquisitions in the near future to be funded from monies received from the sales of existing locations, and securing additional financing, from owners and bank financings.

ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reference is made to the Financial Statements referred to the accompanying Index, setting forth the financial statements of the Company, together with the report of Peter C. Cosmas Co. CPA's dated May 25, 2002.



                                    PART III


ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS

           Our directors and executive officers are as follows:


NAME                                 AGE                 POSITION
----                                 ---                 --------
Jason Levine ..................       30      Vice President, Chief Executive
                                                Chief Financial and Chief
                                                Technology Officer
Zion Michtavy .................       47      Secretary
Greg Buttle ...................       48      Vice President - Marketing
Abraham Samuel Marrache .......       52      Director
Isaac Samuel Marrache .........       46      Director
Ely Sakhai ....................       50      Director

           JASON LEVINE had for the seven years prior to 2002 provided consulting services to retail and wholesale businesses in analyzing their computer technology, particularly to extract information from their customer and inventory data bases for more effective marketing and greater efficiency. He has been employed by us full time since March 2000.

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

           ABRAHAM SAMUEL MARRACHE holds an M.A., with honors, in Jurisprudence from Oxford University in England and a Diploma in International Studies from the University of Geneva in Switzerland. A British national, Mr. Marrache has been, since 1996, a consultant to Chase Manhattan Bank in Spain, a representative for the Euromony Publishing Group, a member of Impax Capital Corporation, a British based corporation providing corporate finance advisory and strategic consulting services, particularly in the environmental utilities sector, and a partner of Marrache Freres Limited, a partnership which originates, structures and finances corporate acquisitions. In 1996, he was President Designate of Chemical Banque Suisse of Geneva, Switzerland. From 1991 to 1996, he was the Head of Private Banking and the Promoter/President of Chemical Ahorro, S.G.I.I.C., of Madrid, Spain. Between 1985 and 1996, he served as the Managing Director and Deputy Manager of Chemical Bank, Madrid Branch, in Madrid, Spain. Mr. Marrache is the translator from English to Spanish of "Introduction to the Eurocurrency Markets" and the author of numerous articles on banking and jurisprudence. He is the winner of the Justas Castellanas 1993 literary prize. He is a member of the Honourable Society of the Inner Temple of England and Wales, the Honorary President of Associations of Oxford University Alumni of Spain and Venezuela, and a Patron of the Salvador de Madariaga Foundation in Spain.

           ISAAC SAMUEL MARRACHE holds degrees from the University of London, School of Oriental and African Studies, and an LLM from the University of London, the London School of Economics and Political Science. Mr. Marrache is the founder and for the past eighteen years has been the senior partner of Marrache & Co., a firm of barristers and solicitors, with offices in Gibraltar and London, England. He has been a Freeman and Liveryman of the City of London, a member of the International Bar Association and the Gibraltar Lawyers Association, a Notary Public of Gibraltar and a Commissioner for Oaths of the Inner Temple of England and Wales. He is a retired Sub-Lieutenant of the Royal Navy Reserves. He is the co-author of the law digest on Gibraltar which appears in the Martindale-Hubble directory, as well as author of numerous legal books and a contributor to legal publications.

           Mr. Abraham Samuel Marrache and Mr. Isaac Samuel Marrache are brothers.

           ELY SAKHAI is a civil engineering graduate of Columbia University. He has been engaged in the art gallery business in New York City for the last sixteen years. He is President and Director of ACOR, a company which plans to pursue new oil and gas leases in Australia, Canada and the United States.

           All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors currently receive no compensation for serving on the Board of Directors.

ITEM 10.             EXECUTIVE COMPENSATION

           In our fiscal year ended February 28, 2002, we paid Mr. Jason Levine, our Chief Executive Officer, $70,000. During that year we did not pay any officer or other employee compensation exceeding $100,000. We have not granted any options or warrants to any of our officers or employees and none of our officers or employees hold any options or warrants to purchase shares of our common stock.


ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

           The following table sets froth certain information regarding beneficial ownership of our common stock as of June 6, 2002 by (i) each person ( or group of affiliated persons) who we know owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.



                                                  AMOUNT AND NATURE               PERCENTAGE OF
NAME AND ADDRESS                                         OF                        OUTSTANDING
OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP             SHARES OWNED**
-------------------                             --------------------             --------------
Jason Levine* .............................              __                            __
Zion Michtavy* ............................              __                            __
Greg Buttle ...............................            100,000                         ***
  1900 Hempstead Turnpike
  East Meadow, NY
Bruce Bendell .............................         10,100,000(1)                     19.7
  43-40 Northern Blvd.
  Long Island City, NY
Abraham Samuel Marrache ...................          7,850,000(2)                     15.3
  Fortress House
  9 Cathedral Square
  Gibraltar
Isaac Samuel Marrache .....................        18,812,190(1)(2)                   36.7
  74 Ragged Staff
  Queensway Quay
  Gibraltar





                                                  AMOUNT AND NATURE               PERCENTAGE OF
NAME AND ADDRESS                                         OF                        OUTSTANDING
OF BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP             SHARES OWNED**
-------------------                             --------------------             --------------

Ely Sakhai ................................            7,500,000                      14.6
  818 Third Avenue
  New York, NY
The Millennium III Trust ..................         8,462,190(1)(2)                   16.5
  5 Cannon Lane
  Gibraltar
Brockport Trading Limited .................            12,891,670                     25.2
  292A Main Street
  Gibraltar
Knightdale Enterprises Limited ............           7,850,000(2)                    15.3
  292A Main Street
  Gibraltar
The Millennium I Trust ....................         2,500,000(1)(2)                    4.9
  5 Cannon Lane
  Gibraltar
All officers and directors as a group              26,412,190(1)(2)                   51.5
  (9 persons) .............................


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

***    Less than 1%.

(1) Mr. Bruce Bendell's holdings do not include the 8,462,190 shares owned by the Millennium III Trust and the 2,500,000 shares owned by The Millennium I Trust. Mr. Bruce Bendell is the grantor and members of his immediate family are the indirect income beneficiaries of The Millennium III Trust and of The Millennium I Trust, but Mr. Bendell does not exercise any voting or investment power over the shares held by such trusts, such power belonging exclusively to the trustee. The trustee is not an affiliate of Mr. Bendell but is an affiliate of Isaac Samuel

       Marrache, who, as a result of his shared control of the trustee, may be deemed to have shared voting and investment power over the 10,962,190 shares owned by such two trusts. Therefore such 10,962,190 shares are included among Mr. Isaac Samuel Marrache's holdings.

(2) Consists of 7,850,000 shares owned by Knightdale Enterprises Limited, over which shares Abraham Samuel Marrache and Isaac Samuel Marrache have shared investment and voting power.



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


                           AVAILABILITY OF FORM 10-KSB

           WE WILL PROVIDE A COPY OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 2002, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR FINANCIAL STATEMENTS AND THE FINANCIAL STATEMENT SCHEDULES, TO ANY OF OUR STOCKHOLDERS AND TO ANY PERSON ENTITLED TO ACQUIRE OUR COMMON STOCK, UPON WRITTEN REQUEST AND WITHOUT CHARGE. SUCH WRITTEN REQUEST SHOULD BE DIRECTED TO MR. ZION MICHTAVY, SECRETARY, AT E-STAR HOLDINGS, INC., 165 EAB PLAZA, WEST TOWER, 6TH FLOOR, UNIONDALE, NEW YORK, NY 11566.

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K


               (a)   EXHIBITS.
                     --------


EXHIBIT NO.             DESCRIPTION
-----------             -----------

 3.1       Articles of Incorporation (1))
 3.2       By-Laws (1)
 21        Subsidiaries of the Registrant (2)
 23        Consent of Peter C. Cosmas Co. CPAs (3)


(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790), or Amendments thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-KSB for the year ended February 28, 2001 and incorporated herein by reference. An additional subsidiary is ASCW, Inc.

(3)      Filed herewith

           (b)   REPORTS ON FORM 8-K

                   None

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                  Registrant:
                                                  E-STAR HOLDINGS, INC.


                                                  By: /S/ JASON LEVINE
                                                  ---------------------
                                                      Jason Levine
                                                      Vice President

Dated: June 13, 2002

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                      TITLE                    DATE
---------                                      -----                    ----

/S/ JASON LEVINE                   Vice President                 June 13, 2002
---------------------------
Jason Levine                      (Principal Executive,
                                  Financial and Accounting
/S/ ZION MICHTAVY                 Officer) Secretary              June 13, 2002
---------------------------
Zion Michtavy                     (Principal Executive
                                  Officer)

/S/ ABRAHAM SAMUEL MARRACHE       Director                         June 13, 2002
---------------------------
Abraham Samuel Marrache

/S/ ISAAC SAMUEL MARRACHE         Director                         June 13, 2002
---------------------------
Isaac Samuel Marrache

                                  Director                         June 13, 2002
---------------------------
Ely Sakhai

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------
 3.1            Articles of Incorporation (1))
 3.2            By-Laws (1)
 21             Subsidiaries of the Registrant (2)
 23             Consent of Peter C. Cosmas Co. CPAs (3)


(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-34790), or Amendments thereto, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-KSB for the year ended February 28, 2001, and incorporated herein by reference. An additional subsidiary is ASCW, Inc.

3)   Filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To The Board of Directors
     E-Star Holdings Inc.

           We have audited the accompanying balance sheet of E-Star Holdings Inc. and subsidiaries as of February 28, 2002 and February 29, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Star Holdings Inc. and subsidiaries as of February 28, 2002 and February 29, 2001 and results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

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



                                                    Peter C. Cosmas Co., CPAs


           370 Lexington Ave.
           New York, NY 10017

           May 25, 2002



                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  FEBRUARY 28,




                                     ASSETS

                                                                         2002             2001
                                                                     -------------    ------------

Current assets:
      Cash and Cash equivalents                                       $     16,762    $      2,794
      Accounts Receivable                                                     --            10,391
      Inventory                                                            119,984         142,209
      Other receivables                                                    809,712            --
      Prepaid expenses                                                      30,000         265,826
                                                                      ------------    ------------

          Total current assets                                             976,458         421,220

Property and equipment, net                                              8,486,253       8,693,891
Software development costs                                                 110,286         166,951
Deposits on contracts                                                      110,000            --
Security deposits                                                           64,599          81,130
                                                                      ------------    ------------
           Total assets                                               $  9,747,596    $  9,363,192
                                                                      ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilites:

        Loans payable                                                 $  1,012,543    $     98,790
        Accounts payable                                                   627,877         839,703
        Accrued liabilities                                                502,091         394,410
        Mortgages payable                                                  125,000
        Loan payable stockholders                                        1,600,000
        Deferred revenue                                                    55,514          92,498
                                                                      ------------    ------------

           Total current liabilities                                     3,923,025       1,425,401
                                                                      ------------    ------------

Long term liabilities
        Mortgages payable                                                2,523,214       2,766,251
        Loans payable stockholders                                       3,367,836       5,917,836
                                                                      ------------    ------------
            Total long term liabilities                                  5,891,050       8,684,087
                                                                      ------------    ------------
            Total liabilities                                            9,814,075      10,109,488
                                                                      ------------    ------------


Stockholders' equity (deficit)
Common stock, par value $0.001; 100,000,000  shares
authorized ; 51,250,000 and 50,147,500 shares issued and
outstanding in February 28, 2002 and February 28, 2001 respectively          5,125           5,015

Additional paid-in capital                                               2,538,180       1,878,430
Accumulated deficit                                                     (2,609,784)     (2,629,741)
                                                                      ------------    ------------

           Total stockholders' equity (deficit)                            (66,479)       (746,296)
                                                                      ------------    ------------
           Total liabilities and stockholders' equity (deficit)       $  9,747,596    $  9,363,192
                                                                      ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED FEBRUARY 28,





                                                             2002        2001
                                                       ------------   ------------
Revenue

Sales                                                  $  7,445,469   $  7,573,510
Membership plans                                            433,466        174,011
Sales of operations                                       1,150,000           --
Rental Income                                                35,500           --
                                                       ------------   ------------
    total revenue                                         9,064,435      7,747,521
                                                       ------------   ------------

COSTS AND EXPENSES

Cost of sales                                             5,346,882      6,387,940



Salaries, benefits and consulting fees                    1,116,787      1,487,000
Rent and utilities                                          668,104        346,481
Professional fees                                           181,122        124,251
Depreciation and amortization                               504,134        194,213
Research and development                                       --          398,102
Other costs and expenses                                    490,414        839,781
Abandonment of lease                                         65,955           --
                                                       ------------   ------------
     Total costs and  expenses                            8,373,398      9,777,768
                                                       ------------   ------------
     Income (loss) before interest expense                  691,037     (2,030,247)

Interest expense                                            671,080        381,005
                                                       ------------   ------------
NET INCOME (LOSS)                                      $     19,957   $ (2,411,252)
                                                       ============   ============


Basic and diluted netlincome (loss) per common share           0.00          (0.05)

Weighted average shares used in basic
net income (loss) per share calculation                  51,086,766     48,776,610





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     E-STAR HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                                                                      TOTAL
                                           COMMON STOCK             ADDITIONAL      ACCUMULATED    STOCKHOLDERS
                                     SHARES          AMOUNT      PAID IN CAPITAL     DEFICIT    EQUITY (DEFICIT)
                                     ------          ------      ---------------     -------    ----------------


Issuance of common
  stock, at inception               11,000,000    $     1,100    $    53,900   $                 $    55,000


Issuance of common stock,
  pursuant to a private
  placement, net of expense         37,500,000          3,750        946,195                         949,945


Stock based compensation               100,000             10         59,990                          60,000

Net Loss                                                                          (218,489)         (218,489)
------------------------------------------------------------------------------------------------------------------
Balance February 29, 2000           48,600,000          4,860    $ 1,060,085   $  (218,489)      $   846,456

Issuance of common stock
  pursuant to SB-2 filling           1,397,500            140        838,360                         838,500
Expenses relating to SB-2 filing                                    (110,000)                       (110,000)

Stock based compensation               150,000             15         89,985                          90,000

Net Loss                                                                        (2,411,252)       (2,411,252)

------------------------------------------------------------------------------------------------------------------
Balance February  28, 2001          50,147,500          5,015      1,878,430    (2,629,741)         (746,296)
------------------------------------------------------------------------------------------------------------------

sales of common stock                  106,000             11         63,589                          63,600


Expenses related to sale
  of common stock                                                     (1,640)                         (1,640)



sales of common stock                  996,500             99        597,801                         597,900


Net income                                                                          19,957            19,957

------------------------------------------------------------------------------------------------------------------
Balance February 28, 2002           51,250,000    $     5,125    $ 2,538,180   $(2,609,784)      $   (66,479)
==================================================================================================================








              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     E-STAR HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENT OF CASH FLOWS
                                  FEBRUARY 28,




                                                          2002           2001
                                                       ------------   -----------


OPERATING ACTIVITIES
Net income (loss)                                      $    19,957    $(2,411,252)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                         504,134        194,213
     Stock based compensation                                 --           90,000

Changes in operating assets and liabilities
     Accounts receivable                                    10,391         (3,604)
     Prepaid expense                                       235,826       (259,524)
     Other receivables                                    (809,712)
     Security deposits                                      16,531        (68,425)
     Inventory                                              22,225       (142,209)
     Accounts payable                                     (211,826)       823,517
     Accrued expenses                                      107,681        288,410
    Deferred revenue                                       (36,984)        92,498
                                                       -----------    -----------
          Cash used in operating activities               (141,777)    (1,396,376)
                                                       -----------    -----------

INVESTING ACTIVITIES
Purchase of leaseholds, improvements and equipment        (239,831)    (8,498,198)
Software development                                          --         (170,000)
Deposits on location                                      (110,000)          --
                                                       -----------    -----------
     Cash used in investing activities                    (349,831)    (8,668,198)
                                                       -----------    -----------



FINANCING ACTIVITIES
Expenses related to financing activities                    (1,640)
Proceeds from issuance of common stock, net                  3,600        728,500
Proceeds from loans                                        746,653
Proceeds from loans - stockholders                            --        5,531,522
Repayment of Mortgages                                    (243,037)     2,766,251
                                                       -----------    -----------
          Cash provided by financing activities            505,576      9,026,273
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents        13,968     (1,038,301)
Cash and cash equivalents at beginning of period             2,794      1,041,095
                                                       -----------    -----------
Cash and cash equivalents at end of period             $    16,762    $     2,794
                                                       ===========    ===========



Supplemental Information:
     Interest payments                                 $   301,508        200,202
     Income Tax payments                                      --             --




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             E - STAR HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.Organization and Summary of Significant Accounting Policies

           A. DESCRIPTION OF BUSINESS

     E-Star Holdings, Inc. (the "Company") was incorporated in Nevada for the purpose of acquiring, renovating and developing full-service car wash, gasoline and fast lube operations. Then selling the turn-key leasehold interest and the "All-Star" name, to owner operators who will operate under long-term, triple-net leases. The Company is also developing and marketing the WBM membership program.

           B. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the minority stockholders' interest are shown as a minority interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.


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

           K. NET INCOME (LOSS) PER SHARE

           Net income (loss) per share is calculated using the weighted average number of common shares outstanding less the number of shares subject to repurchase. Common stock that the company has the right to repurchase and shares associated with outstanding stock options, warrants and convertible preferred stock are not included in the calculation of diluted loss per share because they are antidilutive.


           L. COMPREHENSIVE INCOME (LOSS)

           SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information in the calculation of net income. The Company does not have any comprehensive income as determined by SFAS 130.

           M. SEGMENT INFORMATION

           SFAS No.131, " Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment.

           N. NEW ACCOUNTING PRONOUNCEMENTS

           The Financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations," SFAS 142, "Goodwill and Intangible Assets," SFAS143, "Accounting for Asset Retirement obligations" and SFAS 144, "Accounting for the impairment or Disposal of Long -Lived Assets."

SFAS 141 requires companies to account for acquisitions entered into after June 30,2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. Statement 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. Goodwill will no longer be amortized beginning January 1, 2002. Rather, goodwill will be tested for impairment by comparing the asset's fair value to its carrying value. The Company has adopted Statement 142 on January 1, 2002.

SFAS 143 requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company's legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The statement is effective for the Company beginning January 1, 2003.

SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of. New criteria must be met to classify the asset as a asset held-for-sale. This statement also changes the rules for reporting the effects of a disposal of a segment of a business. The Company has adopted Statement 144 January 1, 2002.

O)  RECLASSIFICATIONS

Certain reclassifications have been made in the February 29, 2002 consolidated financial statements to conform to the February 28, 2001 presentation. Such reclassifications had no effect on net loss or total stockholders' equity (deficit).


P) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated insufficient cash flow through February 28, 2002. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company is continuing to seek equity and credit financing, but there is no guarantee that the Company will be able to find financing with acceptable terms.

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

Radence Generation II, Inc. has since its incorporation in July 1999 been a 90% owned subsidiary of All Star and therefore a 90% owned subsidiary of the Company. Radence also did not commence activities until August 1, 1999. There is a 10% minority interest in Radence Generation. Radence Generation is responsible for the Company's internet based operations. Since the subsidiary operated at a loss the minority's 10% share of the loss of $104,022 and $435,890 in the periods ended February 28, 2002 and February 28, 2001 respectively, is not reflected in the statement of operations. Radence has a negative net book value, as such no value has been reflected on the consolidated balance sheet for minority interest as of February 28, 2002 and February 28, 2001.

3. FIXED ASSETS

   Fixed assets, at cost, consist of the following:

                                                    FEBRUARY 28,    FEBRUARY 28,
                                                       2002            2001
                                                    ------------    ------------

   Computer equipment                                 $182,297      $  182,297
   Auto                                                 22,935          22,935
   Leasehold purchase, improvements and
           Site equipment                            8,919,654       8,679,823
                                                     9,124,886       8,885,055

   Less accumulated depreciation                       638,633         191,164
                                                    ----------      ----------
                       Total fixed assets           $8,486,253      $8,693,891
                                                    ----------      ----------

4. INVENTORY

                                                    FEBRUARY 28,    FEBRUARY 28,
                                                        2002             2001
                                                    ------------    ------------

                       Gas                            $ 21,213        $ 14,500
                       Jewelry                          80,771         109,454
                       C-Store                          18,000          18,255
                                                      ----------      ----------
                       Total inventory                $119,984        $142,209
                                                      ----------      ----------




5. INTANGIBLE ASSETS


         Software development Cost

      The Company has developed a proprietary software for use in its locations and also for resale. Amortization expense was $56,665 and $3,049 in the periods ended February 28, 2002 and February 2, 2001 respectively.

     6.  MORTGAGES PAYABLE

          The Company has various mortgages for the purchase sites. These mortgages amounted to $2,648,214 and $2,766,251. These mortgages have interest rates ranging from 8% to 10%. Interest expense recorded was $182,273 and $105,344 as of February 28, 2002 and February 28, 2001 respectively.

7. COMMITMENT AND CONTINGENCIES

           a. The Company leases certain property under non-cancelable lease agreements. Rent expense was $303,482 and $310,442 for the period ended February 28, 2002 and February 28, 2001 respectively.

           Future minimum payments consisted of the following at February 28, 2002.


           2003                $  317,928
           2004                $  327,466
           2005                $  337,240
           2006                $  349,044
           2007                $  359,515
           thereafter          $1,336,336

           b. We have recently exercised our option to purchase our Commack, Long Island, NY facility for $1,100,000. We have paid $110,000 of the purchase price and are negotiating to secure mortgage financing for payment of the balance.

8. INCOME TAXES

    The Company has not recognized any income tax benefit in the accompanying financial statements.


9. STOCKHOLDER'S EQUITY

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

      Subscription agreements payable was $4,967,836 and $5,917,836 at February 28, 2002 and February 28, 2001 respectively, of which $2,216,706 has been collateralized with mortgages of various sites. Interest expense of $252,636 and $140,803 have been accrued at February 28, 2002 and February 28, 2001 respectively. Interest expense for the uncollateralized loans was $221,670 and $134,858 at February 28, 2002 and February 28, 2001 respectively.

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

     On September 26, 2000 the SEC approved the Company's SB-2. The SB-2 is to raise $1,500,000 at $.60 a share. The Company has completed the offering and sold 2,500,000 shares of common stock. Proceeds net of expenses were $1,390,000 for the year ended February 28, 2002.


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

11. LEASING OF SITES

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

                The Company owns and operated a car wash facility in Freeport, Long Island, NY. In February 2002 the Company has leased the Freeport facility for $200.000, to a third party who is not affiliated with the Company or with any of the directors or executive officers. The lease is for 20 years, at an initial triple net rental of $75,600 per annum, increasing by 3.5% each year. The lessee is using the "All Star" name for the facility.

                The Company owns and operates a car wash, gasoline and lube facility in Sayville, Long Island, NY. In February 2002 the Company leased the Sayville facility for $950,000. At the date of the contract the Company offset an existing loan of $350,000 to the lessee. The balance of $600,000 was paid to the $350,000 in cash in March 2002 and the balance of $250,000 will be paid by the execution of a note receivable payable over 12 years at an interest rate of 6%. The lease is for 25 years, at an initial triple net rental of $213,600 per annum, increasing by 3.5% each year. The lessee is using the "All Star" name for the facility.


12. SUBSEQUENT EVENTS

           a. In April -, 2002 the Company effected a ten-for-one stock split restating the number of common shares as of February 28, 2002 from 5,125,00 to 51,250,000 and February 28, 2001 from 5,014,750 to
           50,147,500 All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.